Form 10-K
period 1996-04-30
DIRECT CONNECT INTERNATIONAL INC
filed 1996-08-15
CIK 840815

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934 [Fee Required]

                    For the Fiscal Year Ended April 30, 1996
                                       OR
              Transition Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934 [No Fee Required]

                     For the transition period from         to
                                                    -------    -------

                          Commision File Number 0-18288

                        DIRECT CONNECT INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                               22-2705223
- --------                                               ----------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         I.D. No.)

266 Harristown Road, Glen Rock, New Jersey             07452
- ------------------------------------------             -----
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:    (201) 445-2101
                                                       --------------



Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:Units consisting of shares of Common Stock and Class A Warrants, Common Stock, par value $ .001 per share, Class A Warrants and Class B Warrants.

                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X    N0
                                        ---      ---

Indicate by check mark if disclosure of delinquent filers puruant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K{}.



As of July 31, 1996, there were 9,062,066 shares of Common Stock, par value $ .001 per share, outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 1996 was approximately $1,760,000.

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                TABLE OF CONTENTS

PART  I
                                                                  Page Number

ITEM 1.  BUSINESS...............................................      3
ITEM 2.  PROPERTIES.............................................      9
ITEM 3.  LEGAL PROCEEDINGS......................................      9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....      9

PART  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS............................      9
ITEM 6.  SELECTED FINANCIAL DATA................................     11
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS............     12
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............     27
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE............     50

PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....     51
ITEM 11. EXECUTIVE COMPENSATION.................................     52
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.............................................     56
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........     58

PART  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K......................................     61
         SIGNATURES.............................................     64

                                     PART I

ITEM 1.  BUSINESS

The Company has been involved in the toy business since its inception. At the present time, the Company designs, develops, markets and distributes a variety of infant, preschool and girls toy products which are manufactured in the Far East. The Company has entered into an exclusive license agreement to sell stuffed plush toy/puppets and other products for characters featured in the Shari Lewis television program "Lamb Chop's Play Along (Registered Trademark)" - Lamb Chop (Registered Trademark), Charlie Horse (Registered Trademark), and Hush Puppy (Registered Trademark). The Company recently has developed a new product line called Tea Bunnies (Registered Trademark). The Company's products are intended to be sold at retail prices ranging from $1.50 to $30.00 and are being distributed to major toy, discount department stores, drug chains and catalog companies, such as Toys R Us, Kmart, WalMart, F.A.O. Schwarz, Ames Department Stores, Bradlees, Hills Department Stores, Walgreen Drug Stores, Thrift Drug Stores and KayBee.

SHARI LEWIS' LAMB CHOP (REGISTERED TRADEMARK) PRODUCTS

In October 1991, the Company entered into an exclusive license agreement through December 31, 1995, as renewed and through December 31, 1996 on a nonexclusive basis, with Shari Lewis Enterprises, Inc. for stuffed plush toys/puppets and other products for the characters Lamb Chop (Registered Trademark), Charlie Horse (Registered Trademark), and Hush Puppy (Registered Trademark) covering the United States, its territories and possessions and Canada. The agreement, as amended in February 1993, provides for royalties of between 8% and 10% of net sales, as defined, of the products covered by such agreement with a total royalty guaranty aggregating $50,000, which has been met. The agreement is terminable only for noncompliance and in the event of insolvency or similar events.

Shari Lewis and Lamb Chop (Registered Trademark) first appeared on television in the late 1950's. Her television programs have earned her eight Emmy Awards and are syndicated throughout the world. Shari Lewis is an accomplished singer, dancer, ventriloquist, symphony conductor and magician, and all of these talents are demonstrated in her program format to create a variety of children's entertainment that encourages child participation. In addition to appearing on television, Shari Lewis often tours the United States performing live shows with her puppet friends. Shari Lewis' best selling videos have earned the American Video Conference Award, Parent's Choice Award, Ladies Home Journal Award, the Video Choice Award, Action for Children's Television Award, among others.

Shari Lewis' Lamb Chop (Registered Trademark) and friends introduced a new television series on Public Broadcasting Stations (PBS) in January 1992 called Lamb Chop's (Registered Trademark) Play-Along. The show has won critical acclaim and won an Emmy Award in 1992 for children's programming.

Shari Lewis won two Emmy Awards in 1993 for Lamb Chop's (Registered Trademark) Play-Along as Outstanding Performer in a Children's Series and for Outstanding Writer in a Children's Series. In 1994 Shari Lewis won an Emmy Award for Outstanding Performer in a Children's Series. Shari Lewis Enterprises will provide new shows for "PBS" extending into 1997.


ZOO BORNS (TRADEMARK) AND TEA BUNNIES (TRADEMARK) PRODUCT LINES

In the 1995 fiscal year, the Company introduced a new product line - Zoo Borns (Trademark). Zoo Borns (Trademark) baby animals are a new range of toys that the Company believes apply proven traditional, nurturing doll play to a stuffed animal. Each baby animal features a unique baby animal sound and a pretend feeding dropper. There are currently eight animals in the line that children will be able to collect.

In fiscal 1996, the Company introduced a new product line, Tea Bunnies (Trademark). Tea Bunnies (Trademark) are a group of bunny-like characters that live in the fantasy town of Sunny Bunny Bay. The Company has developed a range of toy miniature dolls and play accessories depicting these characters. Tea Bunnies (Trademark) toy products combine fashion doll and tea party play value. Each Tea Bunny features a specific flower in its ears and lives in a matching tea cup house or shop. During the 1996 fiscal year, the Company introduced nine different Tea Bunny playsets. A thirty(30) second television commercial was produced and aired beginning February 1996. The Company has licensed the worldwide rights to the Tea Bunnies (Trademark) from The Beanstalk Group for several toy product categories and has rights and renewal rights until the year 2000. The Company has been advised that The Beanstalk Group intends to license the Tea Bunnies (Trademark) characters for use in publishing, party goods, wearing apparel, stationery, food products and other industries. The Company will share in the royalties generated by these licenses.

The Zoo Borns(Trademark) and Tea Bunnies(Trademark) product lines were sold during the fiscal year ended April 30, 1996. See discussion continued herein.


MANUFACTURING

The Company does not manufacture any of its toy products. Instead, the Company contracts, through Amerawell Products, Ltd., its Hong Kong subsidiary, for the manufacture of its products by third parties, primarily in China and Hong Kong. Amerawell Products, Ltd. was organized in January 1987 by Messrs. Peter
Schneider and Y.S. Ling to provide manufacturing and product development services. Contracting decisions are made on the basis of price (including freight charges and customs duties), availability of payment terms, quality, reliability and the ability to meet the Company's timing requirements for production in relation to delivery schedules. The Company believes that its present manufacturing arrangements are advantageous to the Company in providing quality products at reasonable prices, with prompt response to orders. The Company incurs none of the fixed costs involved in owning its own factories, and the flexibility provided by this arrangement allows the Company to seek out the best manufacturing terms available. However, the use of third party manufacturers reduces the Company's ability to control directly the timing and quality of the manufacturing process. Delays in shipments or defects in products can result in a loss of orders which could have a material adverse effect on the Company. To date, the Company has not experienced any material delays in the delivery of its products or any material defects in its products. Substantially all contracted manufacturing services are paid by either letter of credit or telegraphic transfer only upon the proper fulfillment of terms established by the Company such as adhering to product quality, design, packaging and shipping standards and proper documentation relating thereto. All products purchases are made and paid for in U.S. dollars.

The Company is not a party to any long-term contractual or other arrangements with any specific supplier. A substantial portion of the Company's products have been produced by one manufacturer, Well World Toy Co., Ltd. ("Well World"), the principal owner of which is Y.S. Ling, a principal stockholder of the Company and one of its executive officers. Well World has provided product development and contract manufacturing services for the Company. The Company paid Well World approximately $396,000, $678,000, and $92,000 during the fiscal years ended April 30, 1996, 1995 and 1994, respectively, for the manufacture of products F.O.B. Far East port cost, and approximately $27,000, $49,000 and $0 during the fiscal years ended April 30, 1996, 1995, and 1994, respectively, for product development expenses. The Company believes that it will require manufacturing services from Well World during the current fiscal year. The Company also may require product development services from Well World during the current fiscal year. In fiscal 1996, the Company used three manufacturers: Well World, Tri-State Manufacturing Co. and Guidelink in Hong Kong and China. The Company arranges for the making of its products with such manufacturers who, in turn, subcontract for the manufacture of components of these products with unaffiliated third parties also located in the Far East. These companies use the Company's tools and molds. The Company intends to utilize more than one manufacturer to produce a single product if high volume demand exists. The Company's ability to have its products manufactured in the Far East could be affected by political or economic disruptions, including labor strikes and disruptions in the shipping industries. While the Company believes that alternative sources of supply are available, any serious disruption could materially impair the Company's ability to deliver products in a timely manner. The Company is experiencing no difficulties in arranging for the current manufacture of its products in Hong Kong and China. The Company believes the current political and economic climate in those countries is such that it is confident about the efficiency and effectiveness of the manufacturing process. The Company has experienced no problems as a result of any political or economic disruptions in the Far East.

The principal raw materials used in the production and sale of the Company's products are plastics, plush and printed fabrics and paper products, all of which are currently available at reasonable prices from a variety of sources. The Company's tools and molds (which are less than six years old and are in good working condition) and package designs, which are owned by the Company, are designed both by the Company and by third parties and are engineered and produced for the Company in the Far East. The Company normally does not purchase back-up tools and molds because the Company believes that the existing tools and molds can adequately support the sales volume of the Company's business, and the cost of back-up tools and molds is too expensive in view of the level of the Company's current business. If a tool or mold breaks, the Company's production could be delayed until a new tool or mold becomes available, generally within 90 to 120 days. Resulting delays in shipments could have a material adverse effect on the Company. The Company directly, or through its sales representatives, takes written orders (standard purchase orders) for its products from its customers and arranges for the manufacture of its products as discussed above. Cancellations are generally made in writing, and the Company takes appropriate steps to notify its manufacturers of such cancellations. The manufacturers generally ship the Company's products by commercial ocean carrier pursuant to instructions from the Company's customers.

ORDER BACKLOG

At April 30, 1996, the Company had a backlog of confirmed orders from customers of approximately $10,000. Such orders were shipped in May 1996. At April 30, 1995, the backlog of confirmed orders was approximately $124,670. At April 30, 1994, the backlog was $1,400,000.

MARKETING AND DISTRIBUTION

The Company markets its products to major toy, discount department stores, drug chains and catalog companies. The Company's products are presently being sold in approximately 3,000 retail outlets. The primary target market continues to be the United States. The Company also is currently distributing its products in Canada. Some of the major accounts which have ordered the Company's products include Toys R Us, Walmart, Meijer, Hills Department Stores, Kmart, F.A.O. Schwarz, Bradlees, Ames Department Stores, The Kroger Co., Waldenbooks, Walt Disney World and KayBee. Substantially all of the Company's sales to date have been made on a direct import basis to customers, F.O.B. Far East port, and payments are made by irrevocable letter of credit or telegraphic transfer. As a result, on these sales the Company does not have to finance inventory or offer credit terms to the customer. This reduces much of the risk that is commonly associated with a fashion business such as toys. The Company has established an office in Hong Kong that is responsible for order processing, documentation, letter of credit issue and negotiation, bank coordination and accounting. This office and its systems performed satisfactorily during the fiscal year ended April 30, 1996. Virtually all of the products manufactured to date have been tested for safety by independent laboratories contracted by the Company and its retail customers. The results of these tests indicated that the products shipped by the Company have met industry and government standards. The Company's customers have the right to appoint a representative to inspect the Company's products before shipment. If they do not elect to make an inspection, a representative of the Company will do so. Generally, payment for the products under the letter of credit will not be made unless inspection is completed. At that point the Company's general policy is that such sales are final, and product returns are not permitted. However, should a defect occur in the product or if sales of the product do not meet customers' expectations, the Company intends to support its customers by making a product exchange or providing a cash allowance. The Company believes that the toy industry generally follows this policy. Recently, the amount of exchanges or allowances experienced by the Company has been significant. However, given the level and nature of the Company's current business, the Company does not expect such exchanges or allowances to be significant in the near future. In the fiscal year ended April 30, 1994, sales to Macy's and Toys R Us constituted approximately 17% and 12%, respectively, of revenues. In the fiscal year ended April 30, 1995, sales to Toys R Us and Walmart constituted approximately 28% and 11%, respectively, of revenues. In the fiscal year ended April 30, 1996, sales to Walmart and Avon Products constituted approximately 49%, and 19%, respectively, of revenues. No other customer accounted for more than 10% of revenues during fiscal 1994, 1995 or 1996. The Company believes that the loss of a material customer would have a material adverse effect on the Company's business.

SEASONALITY

The business of the Company is highly seasonal. For the fiscal year ended April 30, 1996, approximately 32 % of the Company's revenues were related to retail sales, coinciding with the Christmas holiday shopping period. Such sales accounted for approximately 35% and 46% of the Company's total sales in the fiscal years ended April 30, 1995 and 1994, respectively.

PRODUCT LIABILITY

The Company maintains product liability coverage in the amount of $1,000,000 which is the amount acceptable to the Company's customers. The Company has not been the subject of any product liability litigation.

COMPETITION

The market for toy products is highly competitive and sensitive to changing consumer preferences and demands. The Company believes that the quality of its products, as well as its ability to develop and distribute new products should enable it to continue to compete effectively in the future and to continue to achieve positive product reception and position in retail outlets. However, there are toy products which are better known than the products developed and distributed by the Company. There are also many companies which are substantially larger and more diversified, and which have substantially greater financial and marketing resources than the Company, as well as greater name recognition, and the ability to develop and market products similar to, and more competitively priced than, those developed and distributed by the Company.

EMPLOYEES

As of April 30, 1996, the Company had seven employees,six of whom were full-time employees. Three employees are in administration, two employees are in operations management, one employee is in product development, and one employee is in sales and general management. The Company believes that its relations with its employees are generally satisfactory. The Company has one employee at the

Hong Kong office of its subsidiary. The operations of such office are performed by an independent service company on behalf of such subsidiary.

TRADEMARKS

The products offered by the Company have generally been licensed on an exclusive basis whereby the Company pays a percentage of sales in return for product design and development services and an exclusive right to use the copyrighted art and trademark names of the property. The Company buys the rights to these copyrights and trademarks for its products in order to protect certain features of the products and to prevent unauthorized copying of protected features, which could materially adversely affect the sales volume of such products. Many of the designers and developers that have such arrangements with the Company have a history of enforcing their trademarks and copyrights to the extent necessary to prevent copying. However, it is possible to create artwork and names that convey a similar concept to a proprietary product that may not infringe on the Company's rights. Therefore, the Company believes that its continued success will be dependent upon ongoing development of new products and product concepts as well as on trademark and copyright protection.

GOVERNMENT REGULATION

The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the Consumer Product Safety Commission (the "Safety Commission") to protect children from hazardous toys and other articles. The Safety Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurchase such toys under certain circumstances. Any such determination by the Safety Commission is subject to court review. Similar laws exist in some states and cities in the United States and in Canada and Europe. The Company believes that its products are currently in compliance with the aforementioned acts.

The United States government has established a Generalized System of Preferences which now provides favorable duty status to certain of the Company's products that are imported into the U.S. from certain countries in the Far East. The Generalized System of Preferences is administered by the Office of the U.S. Trade Representative . It is possible that these products , which are now imported on a favorable duty status from certain countries, may lose such status. In such case, products imported from such location into the U.S. would be subject to duties ranging from approximately 5% to 30%. While the Company's competitors whose products are manufactured in the Far East also may be affected, the Company's profit margins may be materially adversely affected.

ITEM 2. PROPERTIES

The Company's principal office is located in approximately 3,000 square feet of office space at 266 Harristown Road, Glen Rock, New Jersey. These premises are being used by the Company under its management agreement with Evolutions, Inc. described herein. The Company's facilities are satisfactory for its present needs, and additional office space is available at reasonable rentals in the same location to cover the Company's growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to the knowledge of the Company, threatened to which the property of the Company is subject or to which the Company is or may be a party. For information regarding potential litigation with respect to certain indebtedness of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended April 30, 1996.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

The Common Stock and Redeemable Class A Warrants were traded on The National Association of Securities Dealers automated Quotation System ("NASDAQ") Small Cap Market under the symbols KIDZ and KIDZW, respectively, through September 12, 1995. The following table sets forth the quarterly high and low bid quotations as reported by NASDAQ for the periods indicated. The figures shown represent "inter-dealer" prices without adjustment or mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions. Currently, the Company, which is unable to meet the NASDAQ maintenance criteria: minimum assets of $4,000,000 and minimum capital and surplus of $2,000,000 has its securities traded in the over-the-counter market on the OTC Bulletin Board. Like NASDAQ, this market is electronic and screen-based and provides a market for companies until they requalify for NASDAQ. However, for the Company, such criteria is primarily tied to the value of its equity holdings in Glasgal Communications, Inc. ("Glasgal") which may fluctuate with the result that the Company absent an infusion of new capital and/or an increase in the value of its investment holdings will not satisfy such NASDAQ listing criteria for future relisting. As of July 31, 1996, there were approximately 130 and 40 holders of record of Common Stock and Redeemable Class A Warrants, respectively. The Company believes, based on information provided by brokers, that there are in excess of 1000 beneficial owners of the Common Stock.

On July 31, 1996 the closing bid prices per share of Common Stock and Redeemable Class A Warrants were $.28, and $.28 , respectively, as reported on the OTC Bulletin Board.

Common Stock                            High Bid                   Low Bid
- ------------                            --------                   -------

        Fiscal Quarter Ended
          July 31, 1991                    2 3/8                    1 1/8
          October 31, 1991                  2                       1 1/4
          January 31, 1992                 1 3/4                     7/8
          April 30, 1992                   15/32                     3/8
          July 31, 1992                    1 1/16                   1/32
          October 31, 1992                 1 1/4                      1
          January 31, 1993                 11/2                     13/16
          April 30, 1993                   1 1/4                      1
          July 31, 1993                    15/16                     5/8
          October 31, 1993                 27/32                     1/2
          January 31, 1994                  7/8                      7/16
          April 30, 1994                    1                        7/16
          July 31, 1994                    13/16                     5/16
          October 31, 1994                 19/32                     9/32
          January 31, 1995                 13/32                     3/16
          April 30, 1995                   11/32                     3/16
          July 31, 1995                     2/3                      7/25
          October 31, 1995                 15/32                    11/32
          January 31, 1996                  1/2                      5/16
          April 30, 1996                   15/32                     7/25
          July 31, 1996                    11/32                     9/32

Redeemable Class A Warrants             High Bid                   Low Bid
- ---------------------------             --------                   -------
        Fiscal Quarter Ended
          July 31, 1991                    2 1/4                      5/8
          October 31, 1991                 2 7/8                    1 5/8
          January 31, 1992                  21/2                    11/16
          April 30, 1992                    1                        3/8
          July 31, 1992                    3/8                       1/32
          October 31, 1992                 1/2                       1/4
          January 31, 1993                 3/4                       1/4
          April 30, 1993                   11/16                     1/2
          July 31, 1993                    11/16                     3/8
          October 31, 1993                 5/8                       1/2
          January 31, 1994                  9/16                     3/8
          April 30, 1994                   11/2                      3/32
          July 31, 1994                    1 3/32                     3/8
          October 31, 1994                  5/8                      7/32
          January 31, 1995                  5/16                     1/8
          April 30, 1995                   11/32                     5/32
          July 31, 1995                    1/2                       1/6
          October 31, 1995                 7/16                      1/4
          January 31, 1996                 3/8                       1/6
          April 30, 1996                   15/32                     1/4
          July 31, 1996                    11/32                     9/32

The Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company intends to retain earnings, if any, to finance the growth of its business.



ITEM 6.                             SELECTED FINANCIAL DATA

   The following table summarizes certain financial data relating to the Company's operations for the five fiscal years ended April 30, 1996. The data should be read in conjunction with the financial statements and the notes thereto.

Balance Sheet Information

                           Fiscal Year Ended April 30
                           1992         1993         1994         1995         1996
                           ----         ----         ----         ----         ----


Working Capital ......($  292,984) $ 1,723,845  ($  913,962) ($2,649,327) ($2,653,221)
(Deficit)

Total Assets .........$   919,793  $ 3,475,538  $ 5,844,135  $ 3,328,583  $ 3,588,622

Total Liabilities ....$   969,164  $ 1,614,831  $ 2,715,514  $ 4,376,657  $ 3,170,478

Stockholders' Equity .($   49,371) $ 1,860,707  $ 3,128,621  ($1,048,074) $   418,145
(Deficit)

Stockholders' Equity .($      .01) $       .21  $       .35  ($      .11) $       .05
(Deficit) Per
Outstanding Common
Share

Statements of
Operations Information
- ----------------------

Net Sales ............$ 1,602,804  $ 3,019,152  $ 9,583,286  $ 3,899,152  $ 1,094,584

Operating Expenses ...$ 2,883,723  $ 3,896,471  $ 9,521,276  $ 6,699,365  $ 2,537,180

Net Profit (Loss) ....($1,307,769) ($  529,947) ($1,320,502) ($4,165,235) $ 1,414,342

Net Profit (Loss) Per ($      .17) ($      .03) $       .09  ($      .46) $       .09
Common Share/
Common Share
Equivalent

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended April 30, 1996, 1995, and 1994

NET SALES

Net sales for the fiscal year ended April 30, 1996 were $1,094,584 as compared to $3,899,152 for the fiscal year ended April 30, 1995 and $9,583,286 for the fiscal year ended April 30, 1994.

Sales for the fiscal year ended April 30, 1994 consisted primarily of the Shari Lewis Lamb Chop (Registered Trademark) product line. The 10% royalty payable under the Shari Lewis license is currently the highest royalty being paid by the Company for any of its licensed properties. Sales for the fiscal year ended April 30, 1995 consisted primarily of the Zoo Borns (Registered Trademark) and Tea Bunnies (Registered Trademark) product lines which were sold to a third party in September 1995, accounting for the decrease in sales for the fiscal year ended April 30, 1996 as compared to the fiscal year ended April 30, 1995. For additional information regarding such sale, see Liquidity and Capital Resources herein.

Sales from such sold product lines represent approximately 50 % and 35% of the Company's revenues for the fiscal years ended April 30, 1996 and 1995, respectively. Sales from the Shari Lewis product line represent approximately 29% and 24%, respectively, of the Company's revenues for the fiscal years ended April 30, 1996 and April 30, 1995, respectively.

The Company continues to seek licensed properties to add to its product lines. The business of the Company is highly seasonal, due to increased consumer demand for toy products during the Christmas holiday season. During the fiscal years ended April 30, 1996, 1995 and 1994 approximately 32%, 35%, and 46%, respectively, of the Company's revenues for retail sales related to the final quarter of the calender year. The seasonality of sales may cause a significant variation in quarterly operating results, and a significant decrease in fourth quarter sales relating to the holiday season may have a material adverse effect upon the Company's profitability.

After the fiscal year ended April 30, 1994 the Company's sales were hampered by economic uncertainties and a cautious retail environment. The principal market for the Company's products is the retail sector where certain customers have been experiencing economic difficulties including bankruptcy and reorganization filings. The Company's operations have not been significantly affected by inflation.

GROSS PROFIT

Gross Profit percentage for the fiscal year ended April 30, 1996 was 8% as compared to 34% and 34% for the fiscal years ended April 30, 1995 and 1994, respectively. This decrease resulted primarily from discounts and other direct product costs relating to the product line which was sold.

ROYALTIES/LICENSING FEES

Royalties/Licensing fees are variable expenses which increase as sales increase. In the fiscal years ended April 30, 1996, 1995, and 1994 the Company paid approximately $156,875 (or 14% of sales), $477,201 (or 12% of sales) and $1,016,984 (or 11% of sales) respectively, in royalties on sales of products. In order to match revenues with expenses, minimum royalty guarantees are treated as prepaid expenses and are charged against income as the related products are sold. In fiscal 1995 the amount of royalties paid as a percentage of sales increased due to the fact that any minimum guaranty paid or accrued in excess of earned royalties was charged against income at the point that it was known that earned royalties would not cover minimum royalties. For fiscal 1995, the Company made, pursuant to such license agreements, minimum royalty payments aggregating approximately $125,000. The Company made no such payments in fiscal 1996.


OTHER INCOME

Other income amounted to approximately $2,300,000 for the fiscal year ended April 30, 1996. In fiscal 1995 other income amounted to $80,804. In fiscal 1994 other income amounted to $10,697. Included in other income for April 30, 1996 was $845,705 from the sale of the Zoo Borns and Tea Bunnies product lines. See Liquidity and Capital Resources. Also the Company recorded approximately $1,450,000 of net income from sales of shares of its investment in Glasgal.

Interest income amounted to $28,708 for the fiscal year ended April 30, 1996. Interest income for fiscal 1995 was $28,533 compared to $106,302 for fiscal 1994. The decrease of $77,769 in fiscal 1995 was primarily attributable to the conversion of a note receivable into an investment in Glasgal in January 1994.

PRODUCT DEVELOPMENT COSTS

In fiscal 1996 the Company recovered approximately $67,000 in development costs in connection with the sale of product lines as compared to incurring $545,202 and $114,038 of such costs in fiscal 1995 and 1994, respectively. The increase in fiscal 1995 over 1994 was due primarily to development costs incurred with regard to the Zoo Borns (Trademark) product line.

ADVERTISING COSTS

Advertising costs amounted to $71,312 for the fiscal year ended April 30, 1996 as compared to $758,142 and $58,852 for the fiscal years ended April 30, 1995 and April 30, 1994, respectively. The reduction of advertising costs for fiscal 1996 was due to the sale of product lines. The increase in fiscal 1995 was primarily attributable to the Company's advertising requirements in connection with the introduction and television promotion of the Zoo Borns (Trademark) product line.

GENERAL AND ADMINISTRATIVE EXPENSES

The following is a breakdown of the principal components of general and administrative expenses for the fiscal years ended April 30, 1996, 1995 and 1994.

                                         Percentage           Percentage               Percentage
                                  1996    of Sales     1995    of Sales       1994     of Sales
                                  ----    --------     ----    --------       ----     --------
Salaries, payroll taxes and
 employee benefits .........   $833,386     76.1     $615.723     15.8      $564,331      5.9
Professional fees .........     115,192     10.5      360,560      9.3      $119,281      1.2
Financing cost ............     598,278     54.7      424,660     10.9             0        0
Sales commissions..........      53,828      4.9      187,986      4.8       469,658      4.9
Letter of credit charges...      27,614      2.5      177,958      4.6       168,476      1.8
Rent and office expenses ..      71,601      6.5      139,553      3.6       179,725      1.9
Travel and entertainment ..     123,845     11.3      115,024      2.9       188,801      2.0
Insurance..................      79,779      7.3       80,981      2.1        29,447      0.3
Other......................      47,338      4.3       52,237      1.3        19,363      0.2
Warehouse expense .........      11,285      1.0       41,950      1.1       130,870      1.4
Stockholder expense .......      20,502      1.9       29,967      0.8        29,454      0.3
Telephone charges..........      21,842      2.0       28,484      0.7        31,333      0.3
Bad debts..................       7,793      0.7       24,293      0.6         7,646      0.1
Consulting fees ...........           0       0           0         0         30,000      0.3
                               ---------   ------  ----------     ----     ----------    ----
                              $2,012,283   183.7   $2,279,376     58.5     $1,968,385    20.6

For the fiscal year ended April 30, 1996 salaries, payroll taxes and employee benefits increased by approximately $218,000 primarily due to the payment to an Executive Vice President for his services in connection with the sale of Company product lines. For the fiscal year ended April 30, 1995, salaries increased to $615,723, an increase of 9% over fiscal 1994. This increase was attributable primarily to additional compensation of $25,000 paid to an Executive Vice President, for services rendered in Taiwan and for general salary increases.

Decreases for the fiscal year ended April 30, 1996 in letter of credit charges was due to the sale of product lines. Increases for the fiscal year ended April 30, 1995 from April 30, 1994 in letter of credit charges were due to an increase in the Company's costs of overseas quality control, which was allocated to the letter of credit budget, and the costs of lower unit orders.

Due to the decrease in sales volume and the sale of product lines in fiscal 1996, warehousing expenses decreased to $11,285 for the fiscal year ended April 30, 1996 and to $41,950 for the fiscal year ended April 30, 1995 from $130,870 for the fiscal year ended April 30, 1994.

Sales commissions for the fiscal year ended April 30, 1996 decreased to $53,828 as a result of the significant decrease in sales due to the sale of product lines. Sales commissions for the fiscal year ended April 30, 1995 decreased to $187,986 from $469,658 for the fiscal year ended April 30, 1994 as sales significantly decreased over the prior year.

Consulting fees for the fiscal year ended April 30, 1995 decreased to $0 from fiscal 1994. Consulting fees for the fiscal year ended April 30, 1994 was $30,000 primarily due to consulting services rendered to the Company in connection with the termination of the proposed merger with Glasgal.

Bad debt expenses increased to $24,293 for the fiscal year ended April 30, 1995 from $7,646 for the fiscal year ended April 30, 1994.

Financing costs of $598,278 and $424,660 were incurred during the fiscal years ended April 30, 1996 and April 30, 1995, respectively, as a result of refinancing the Company's debt.

In fiscal 1996, the Company earned a management fee of $690,000 which covers the monthly reinbursement of the costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold. Set forth below are the principal components. Such reimbursement relates, in part, to salaries , payroll taxes and employee benefits referred to above.

For the fiscal years ended April 30, 1996 and 1995, decreases in telephone and travel and entertainment costs resulted from the decrease in sales.

Rent and office expenses decreased to $71,601 for the fiscal year ended April 30, 1996. Rent and office expenses decreased to $139,553 for the fiscal year ended April 30, 1995 from $179,725 for the fiscal year ended April 30, 1994.

Professional fees decreased by approximately $245,000 for the fiscal year ended April 30, 1996 due to the reduction in activity relating to regulatory matters. Professional fees increased to $360,560 for the fiscal year ended April 30, 1995 from $119,281 for fiscal 1994 due primarily to professional services required in connection with regulatory matters.

Insurance costs increased to $80,981 for the fiscal year ended April 30, 1995, from $29,447 for fiscal 1994 due to increased product liability insurance coverage based upon prior years sales volume. There were also additional insurance coverages during the fiscal year ended April 30, 1995 which were not in place during fiscal 1994.


OTHER

At April 30, 1996 the Company had available carryforward losses to offset future taxable income of approximately $4,500,000 which expire during the years 2004 to 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the next twelve months, the Company in addition to meeting its operating needs will have notes payable, as discussed below, in the amount of approximately $1,870,000 becoming due. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company anticipates funding its obligations from two principal sources. First, the Company intends to develop additional product lines which would be promoted and marketed in a manner similar to the manner in which the Company has utilized for its Zoo Borns and Tea Bunnies product lines which involved the transfer of such product lines to Evolutions, Inc. (EVO) as decribed herein. Second, the Company owns approximately 1,400,000 shares of common stock of Glasgal and may, from time to time, sell a portion of such shares. For additional information regarding prior dispositions of Glasgal shares, see the description of such transactions contained herein. There can be no assurance that the Company will be able to develop additional product lines, obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations. The Company expects to support its operations over the next five months through funds generated from its management contract with EVO as described herein. At April 30, 1996, the Company had a cash equivalent balance of $67,886 as compared to $171,677 at April 30, 1995.

For the fiscal year ended April 30, 1996 the Company used cash from operations in the amount of $1,048,880 as compared to $1,899,581 from operations for fiscal 1995. The Company used approximately $890,399 from its financing activities for the fiscal year ended April 30, 1996. This amount resulted primarily from the repayment of approximately $1,913,000 of secured promissory notes.

On January 31, 1994, notes receivable from Glasgal in the amount of $1,900,000, plus interest and costs totaling $733,131, were converted into 840.11 shares of Glasgal's common stock pursuant to a stock purchase agreement between Glasgal and the Company. In addition, subject to the exercise of the Company's Class A, Class B and 1992 Warrants, Glasgal would have the right to sell to the Company an additional 13.5% of its then outstanding common stock for an aggregate amount of $8,400,000. During May 1994, subsequent to the completion of the above transaction, Glasgal merged into a public company, Sellectek Incorporated, and exchanged each of its shares of Sellectek common stock for 3,242.4 shares of common stock. Pursuant to the merger, the Company's 840.11 shares of Glasgal common stock were converted into 2,723,973 shares of Sellectek, which represented approximately 28% of Sellectek's common stock (reduced to approximately 10% and 22% at April 30, 1996 and 1995, respectively). Sellectek subsequently changed its name to Glasgal. This investment has been accounted for at cost as the Company's interest in Glasgal was reduced below 20% and because the Company does not exercise control or influence over Glasgal.

On October 31, 1995 the Company completed a private placement involving a stock purchase agreement whereby the Company delivered to eight purchasers an aggregate of 580,000 shares of the common stock of Glasgal held by the Company for $1,450,000 or $2.50 per share. As an inducement for the purchasers to grant the Company the right to repurchase the shares for a period of twenty-four months at a price of $2.75 per share, the Company agreed to deliver to such purchasers an aggregate of 80,560 shares of Glasgal common stock held by the Company and to deliver to such purchasers (a) warrants to purchase for a period of twenty-four months an aggregate of 80,560 shares of Glasgal common stock held by the Company at an exercise price of $3.00 per share and (b) warrants to purchase for a period of twenty-four months an aggregate of 161,120 shares of the Company's common stock at an exercise price of $ .20 per share. The Company recognized a gain of approximately $1,261,000 as a result of these transactions.

In October 1995 the Company issued to two individual lenders promissory notes in the aggregate principal amount of $350,000. Such notes are secured by a total of 200,000 shares of Glasgal common stock held by the Company and bear interest at the rate of 10% per annum and become due on October 15, 1996. As an inducement for the noteholders to make the $350,000 loan to the Company, the Company agreed to deliver to such holders an aggregate of 19,440 shares of Glasgal common stock held by the Company and to deliver to such holders (a) warrants to purchase for a period of twenty-four months an aggregate of 19,440 shares of Glasgal common stock held by the Company at an exercise price of $3.00 per share and (b) warrants to purchase for a period of twenty-four months an aggregate of 38,880 shares of the Company's common stock at an exercise price of $ .20 per share.

The Glasgal shares referred to above are subject to a Lock-Up Agreement, terminating on February 20, 1997, between Glasgal and the Company, among others. However, such restrictions have been waived with respect to the Company's delivery of such shares. In connection with such waiver, the Company has granted to Glasgal the right, under certain circumstances, to purchase, until October 10, 1997, 200,000 shares of Glasgal common stock held by the Company at a price of $3.00 per share.

In December 1995 and January 1996, the Company issued 8% notes to two individual lenders each in the principal amount of $100,000. Each note is secured by 35,000 shares of Glasgal common stock held by the Company. The notes were due on March 20 and April 4, 1996, respectively, and have not been paid.

During the years ended April 30, 1996 and 1995, as an inducement for loan extensions and loan agreements, the Company paid processing and financing fees of 130,000 and 480,000 shares, respectively, of common stock of Glasgal held by the Company.

                                                              April 30
                                                              --------
                                                        1996           1995
                                                        ----           ----
Investment in Glasgal consists of:
         Common Stock:
              Number of Shares                        1,433,973     2,243,973
              Cost                                   $1,386,151    $2,169,135
              Fair market value based on current
              price per share of registered Glasgal
              shares.                                $12,905,575   $4,768,443
         Options to purchase
         580,000 shares of common stock              $725,000      $    - 0 -

Such shares are subject to certain restrictions regarding transferability and sale.

Summary  financial   information  of  Glasgal  as  presented  in  its  financial statements (audited by independent certified public accountants), is as follows:

                                                  April 30
                                         ----------------------------
                                           1996              1995
                                           ----              ----
         Current assets                 $10,480,151      $  9,121,888
         Noncurrent assets                5,771,731         3,471,775

         Current liabilities              8,009,864        12,877,976
         Long-term obligations            1,088,370            27,107

         Stockholders' equity (deficit)   7,153,248          (311,420)



                                                               Four
                                                              Month
                    Year Ended          Year Ended             Ended
                    April 30,            April 30,           April 30,
                       1996                1995                1994
                   ------------        ------------         -----------

        Net Sales   $41,780,821         $35,161,298          $11,154,560

        Net Loss   ($1,180,157)         ($1,642,789)        ($2,145,278)

The Company in September  1995 entered into an agreement with  Evolutions,  Inc.
(EVO) whereby the Company transferred all rights and interests to its Zoo Borns product line, Tea Bunnies product line and Kidsview name to a subsidiary of EVO for $750,000 and shares of common stock of EVO equal to approximately 7% of EVO's then outstanding common stock (valued at $75,000) with the right to receive additional shares of common stock equal to approximately 15% of the outstanding common stock of EVO based on certain performance levels of the Zoo Borns and Tea Bunnies product lines over the next three years.

As an inducement for EVO to enter into this agreement, the Company issued to EVO warrants to purchase 350,000 shares of common stock of the Company at exercise prices of $ .10 per share with respect to 100,000 shares and $ .20 per share with respect to 250,000 shares. In anticipation of consummating the agreement, EVO and the Company entered into a lending arrangement under which the Company signed a promissory note in March 1995 for $750,000 with interest at the annual rate of 12%. Such note was secured by 133,973 shares of Glasgal stock held by the Company and by an interest in certain accounts receivable and was due on September 1, 1996. In July and August 1995, the Company also borrowed from EVO an aggregate of $350,000 with interest at the annual rate of 12%. Such obligations were secured by certain accounts receivable and were due on October 31, 1995. Upon consummation of the agreement, all these obligations were cancelled.

The Company recognized a gain of approximately $846,000 as a result of this transaction.

As part of the agreement, the Company will manage these product lines and will receive an amount equal to its monthly operating costs, up to $100,000, for such period of time as the Company is managing such product lines. The Company is providing the services of Peter Schneider, President of the Company, for such management. This management arrangement may terminate in September 1996 but could be extended for up to two additional years depending on certain performance levels of such product lines. At April 30, 1996, the Company received fees from EVO in connection with this management arrangement amounting to approximately $690,000.

Revenues and expenses of the Zoo Borns and Tea Bunnies product lines included in the accompanying statements of operations are approximately as follows:

                                             Year Ended April 30
                                             -------------------
                                          1996        1995        1994
                                          ------------------------------

         Sales                           $549,000   $1,391,000     $  -
                                         --------   ----------     -----

         Cost of Goods Sold              $630,000   $  916,000     $  -
         Royalties/Licensing fees          84,000      111,000        -
         Product Development Costs        (66,000)     545,000        -
         Advertising and Promotions        71,000      758,000        -
                                        --------------------------------
                                         $719,000   $2,330,000        -


In addition, the Company incurred general and administrative expenses in connection with these product lines.

On May 28, 1996, the Company established a margin account with the brokerage firm of Cowen & Company (Cowen). In that connection, the Company delivered 300,000 shares of common stock of Glasgal held by the Company to Cowen and borrowed $500,000 against such account.

On June 10, 1996, the Company sold (at $9.00 per share) 115,000 shares of common stock of Glasgal held by the Company in its margin account. The Company received net proceeds from such sale aggregating approximately $1,000,000. The Company used approximately one-half of the proceeds to pay off its margin loan of approximately $500,000.

The net proceeds from the transactions, referred to above (approximately $1,000,000) was invested in common stock of Evolutions, Inc. (EVO) at $2.50 per share, and warrants exercisable at $3.50 per share to purchase common stock of EVO. The Company also intends to make an additional equity investment in EVO of approximately $800,000 on the same terms, which will include the transfer by the Company of 106,667 shares of Glasgal common stock held by the Company in EVO common stock and warrants to purchase common stock, which is expected to occur during the fiscal quarter ending October 31, 1996. As an inducement for such investments, the Company will receive additional warrants to purchase 400,000 additional shares of EVO common stock exercisable at $2.50 per share.

To expand its business, the Company will have to seek additional financing and there can be no assurance that it will be able to obtain such financing. No assurance can be given as to the number of outstanding warrants, which represent potential source of funds, that will be exercised. The Company is exploring alternatives to utilizing its equity investments in connection with financing its operations and developing new products. The Company has developed new products which have generated revenues of approximately $548,657 at April 30, 1996, and $1,388,490 at April 30, 1995, (primarily the Zoo Borns product line) but has also caused the Company to maintain a level of expense which resulted in part in operating losses for the fiscal years ended April 30, 1996 and 1995 as compared to a profit for the fiscal year ended April 30, 1994.


In order to arrive at the completed stage, the Company's products must go through the following processes: product concept and design, product development and engineering, pre-production approval and product manufacture and distribution.


In order to supplement its cash flow, the Company, on March 6, 1991, entered into loan agreements with several investors whereby the Company borrowed an aggregate of $282,000 for six months with interest at the semiannual rate of 14.5%. As part of such transaction, the Company issued to such investors, in a private placement, an aggregate of 17,000 shares of its common stock, on a restricted basis, for an aggregate consideration of approximately $22,000. In October 1991, the Company paid off $32,000 (plus accrued interest) with respect to such loans. At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to approximately $290,000 including interest thereon at the annual rate of 10%. In September 1992 the Company delivered 200,000 shares of common stock to one of such investors in exchange for the contemplated cancellation of substantially all the balance of such loans. The Company under the terms of this arrangement remains contingently liable for the prior obligation depending on the future stock price and salability of the shares. The investor has been unable to sell the shares for a price of at least $1.625 and, accordingly, the shares can be returned to the Company. The Company is obligated to pay such investor the value of the note, plus accrued interest, aggregating approximately $395,070 at April 30, 1996. If the Company is unable to pay this obligation out of operating revenues, it will have to seek additional financing or sell a portion of its equity holdings in Glasgal to do so. There can be no assurance that the Company will be able to obtain such financing or sell such equity, in which event this obligation would have a material adverse effect upon the Company's operations.

Given the nature of the Company's business, the length of the typical product cycle in the toy business, the need to respond rapidly to developments in the marketplace and to, if necessary, make rapid changes in product lines and strategic plans to meet the rapid changes in the marketplace, the Company's planning historically has been limited to approximately a twelve month time-frame at any given time. It is anticipated that the Company will continue to operate in a similar fashion in the future. Accordingly, analyses of long term liquidity and capital requirements are not meaningful.

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. Such private placement was closed in two stages, the first of which involved the purchase of 52- 1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $ .53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438,900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and (b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $ .75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from

1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant.

In November 1992, the Company signed a merger agreement with Glasgal, a privately held company which provides network design, hardware and software, carrier facilities and support services for organizations in a diverse range of industries. The Company and Glasgal terminated the proposed merger agreement in December 1993 and entered into a stock purchase agreement described below.

In November 1992, the Company,  in contemplation of the Glasgal merger,  entered into a loan agreement with Glasgal whereby the Company loaned Glasgal $1,000,000, due on December 31, 1993, as extended, at an annual interest rate equal to two percent above the prime rate. An aggregate of $400,000 (also due on December 31, 1993 as extended) was loaned to Glasgal in March, June, August and September 1993. All the loans were secured by 50.1% of the stock of Glasgal held by Ralph Glasgal, Glasgal's principal stockholder, and a second priority security interest in, among other things, Glasgal's accounts receivable, inventory and equipment. The purpose of this loan was to satisfy partially Glasgal's short-term cash needs pending the proposed merger with the Company (which was not consummated - see below), which cash needs Glasgal estimated to be between $2.1 million and 2.6 million. These short-term cash needs related specifically to (i) Glasgal's financing of the implementation of its business plan, (ii) its financing of an increased level of inventory, (iii) a reduction in the average age of its trade payables, (iv) its financing of the shortfall between a prior mortgage and a new bridge loan, and (v) to meet certain balance sheet requirements of prospective new lenders.

In order to provide for additional working capital, to meet expenses related to the Glasgal merger, and to be in position to assist Glasgal in solving its immediate cash flow problems in contemplation of the merger, the Company entered into lending arrangements with several individuals under which the Company issued notes aggregating $780,000 plus interest thereon at the annual rate of 8% in private placements pursuant to an exemption from registration under Section 4(2) of the Act. Such notes matured between December 31, 1993, as extended, and December 31, 1995. At April 30, 1996, such notes amounted to $852,000 including accrued interest thereon. As an inducement for making such loans, it was intended that the holders would have an opportunity to convert such notes into equity securities when the Company next undertook a private placement, the terms of which had not been determined, provided that the holders met suitability requirements thereof. The Company believes that all of such holders either were officers of the Company or relatives of officers of the Company who in all cases were deemed to be suitable investors or other individuals who had preexisting personal relationships with officers or directors of the Company and, in addition, would have been deemed "accredited investors" as such term is defined in Rule 501 of Regulation D under the Act if an exemption had been sought under Regulation D. In view of the Company's default in payment of its obligations under the notes and its inability of afford the noteholders an opportunity to convert such notes into equity securities, several of the noteholders have recently contacted the Company and have threatened to commence litigation against the Company to enforce the Company's obligations under the notes. The Company intends either to pay off the obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock per dollar subject to stockholder approval of an increase in authorized shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations.

In addition, the Company in February 1993 accepted a subscription from an unaffiliated non-U.S investor to purchase 1,500,000 shares of Common Stock, in a private placement, for an aggregate consideration of $300,000. The Company believes that such private placement did not result in any further adjustments of any outstanding warrants, options or convertible stock.

The Company, after termination of the Glasgal merger, entered into a common stock purchase agreement (the "Agreement") with Glasgal governing certain equity investments which the Company has made, and in the future intends to make, in Glasgal common stock. Pursuant to the Agreement, in January 1994 the Company converted outstanding indebtedness of Glasgal owed to the Company into equity of Glasgal which, upon consummation of the Glasgal merger with Sellectek, resulted in the Company owning approximately 28% of the outstanding shares of Glasgal or 18.5% on a fully diluted basis. In addition, the Agreement gives Glasgal the right to require the Company to purchase an additional number of shares of common stock of Glasgal equal to 13.5% of the then outstanding shares (the "Additional Shares"), or 10% on a fully diluted basis, for an aggregate of approximately $8.4 million after giving effect to certain warrant solicitation fees (the "Additional DCI Investment"). Glasgal may require this purchase if, and then only to the extent that, the Company receives proceeds from the exercise of existing Company warrants. There can be no assurance that any or all of such warrants will be exercised. The Company has issued warrants to the public to purchase 6,448,517 shares of Common Stock at $ .53 per share, warrants to purchase 3,438,900 shares of Common Stock at $ .75 per share, and warrants to purchase 2,500,000 shares of Common Stock at $1.00 per share. Such warrants will expire in 1997, as extended. The Company has the right to retain the first $500,000 of warrant exercise proceeds; however, such amount must be used by the Company to purchase shares of Common Stock of Glasgal if the aggregate amount of warrant exercise proceeds applied to the purchase of Glasgal common stock, after the earlier of the expiration of exercise of all warrants or 24 months after the effectiveness of the registration statement covering the Common Stock underlying the warrants, is less than $8.4 million. In view of the fact that, at the present time and throughout 1995, the price of the Common Stock has been substantially below the exercise price of the warrants, it is impossible to predict the timing of exercise of any of the outstanding warrants, or if such warrants will ever be exercised. The Company anticipates such an event will not arise for at least two years and that, should such eventuality arise, the Company will attempt to meet such obligation either through loans (which may be secured by all or a portion of its Glasgal equity), equity financings or some combination thereof. If Glasgal does not require the Additional DCI Investment, the Company may still purchase, on the same terms, up to one-half of the Additional Shares.

In November 1993, the Company issued to several investors secured promissory notes aggregating $500,000 with interest thereon at the annual rate of 8%. Such notes were secured by all the assets of the Company and matured on September 30, 1994, as extended, and were paid off on October 6, 1994. As an inducement for such investors to make such loan, the Company issued to such investors warrants, which expire on November 23, 1998, to purchase an aggregate of 750,000 shares of Common Stock at an exercise price of $ .05 per share, as adjusted. The proceeds from such transaction were loaned to Glasgal to fulfill certain commitments to Glasgal. Such loan to Glasgal was made on the same terms as the previous loans to Glasgal referred to hereinabove. As an inducement to extend the maturity date of such notes to September 30, 1994, the Company issued an aggregate of 500,000 additional warrants ("1994 Warrants") to the holders of such notes on the same terms and conditions as the 1993 Warrants except that the exercise price of the 1994 Warrants is $ .20 per share.

Because of its inability prior to April 30, 1993 to finance any significant diversification of its toy business, the Company agreed to allow Peter Schneider at his expense to organize and to arrange for the financing of separate companies (Gift Connect International, Inc. for the gift business and P.J. Toy Company, Inc. for generic stuffed toy products) to explore the marketing of the Company's products through gift outlets and to create generic stuffed toy products for distribution through mass market and gift outlets. As an inducement for the Company to explore such marketing of such products, the Company would manufacture all products for these entities and receive pro rata reimbursement for any overhead expenses incurred by the Company, including allocation for salaries and related expenses and office expenses, with payment guaranteed by Mr. Schneider, and a percentage of the profits from these operations. At April 30, 1993, the Company began its review of the operations relating to such businesses. At such date sales to gift outlets approximated $200,000. The Company had made interest-free advances of $372,893 to the gift company to be repaid as soon as practicable out of available funds, of which $140,000 was repaid by May 31, 1993, in connection with the operations of the gift business. Included in this advance was $76,380 representing overhead costs, described above, incurred by the Company on behalf of the gift business. The business purpose of the advances was to permit the Company, with limited exposure, to participate (as contract manufacturer) in the development of these ancillary businesses and to share in the profits resulting from sales. Based upon the Company's levels of business for fiscal 1994 which reflected substantial sales of the Lamb Chop(Registered Trademark) product line, Mr. Schneider relinquished and transferred to the Company all of his interest in such businessses at no additional cost to the Company which in effect returned all outstanding advances to the Company with neither a loss to the Company nor a profit to Mr. Schneider. During the fiscal year ended April 30, 1994, the Company had revenues from the gift business approximating $800,000 and approximating $600,000 from the sale of generic stuffed toy products. However, the gift business was not profitable operating at such levels because of the high adminstrative costs involved in selling to large groups of small customers instead of the large customers served by the Company's toy business. It was also determined that the generic stuffed toy business would not provide acceptable margin levels and significant growth potential. Accordingly, after April 30, 1994, the Company determined that because of the costs involved in developing those businesses and the extensive capital requirements (for inventory, receivables and marketing) for developing such businesses, the Company could better apply its limited resources to its core toy business. At the present time, the Company has virtually terminated its activities in connection with these businesses.

On October 6, 1994, the Company consummated a lending arrangement with BW Capital Corporation ("BW"), an independent lender organized to invest in unregistered securities and small capitalization companies which was the largest shareholder of Sellectek prior to its merger with Glasgal. The Company, which was introduced to BW in connection with the Glasgal/Sellectek merger, has no relationship with BW other than in connection with such lending arrangement. Under the terms of such arrangement, the Company issued to BW a secured promissory note in the principal amount of $1,600,000 bearing interest at the rate of 11% per annum (the "Note"). The Note was secured by collateral consisting of 2,000,000 shares of Glasgal common stock owned by the Company and all dividends and other distributions of any kind in respect of such shares. The Note matured on October 6, 1995 and was subsequently paid. As an inducement for BW to make such loan to the Company, the Company transferred to BW 270,000 shares of Glasgal common stock owned by the Company. The Company also paid an investment banker, Brookehill Equities, $100,000 as compensation for its services in connection with arranging the loan. Under the terms of the lending arrangement, because the Note was not prepaid in full on or before July 6, 1995, the Company transferred to BW an additional 270,000 shares of Glasgal common stock owned by the Company. The Company used the proceeds from such loan to pay off existing secured indebtedness aggregating $750,000 including $30,000 paid to Joseph Salvani, the Company's Chairman, and for general corporate purposes.

Prior to entering into the lending arrangement with BW, the Company sought alternative financing for several months and had discussions with other potential sources of financing. In the opinion of management, the BW proposal offered the Company the best financing terms of the limited alternatives then available to the Company. In establishing the collateral for the loan, BW took into account the fact that, notwithstanding a market price at that date of approximately $4 per share for Glasgal common stock, in view of the fact that the shares to be delivered as collateral were restricted and that the market for Glasgal common stock generally was then illiquid, if it were forced to liquidate the collateral it was unlikely that BW would realize an amount close to the reported per share market value for such stock. From the Company's standpoint, the BW Loan, while not on favorable terms, represented the best terms available to the Company and management believed that it was in the best interest of the Company to proceed with such borrowing in order to be able to develop its product lines and to reduce outstanding debt that was then due.

Among the alternatives considered by the Company at the time of the BW loan was the sale of a portion of its Glasgal stock. In view of the restrictions on the transfer of such stock as well as the illiquidity of the market for the shares, the Company's options with respect to any such sale were limited. The Company did receive a verbal offer to purchase approximately two million shares of the Glasgal common stock, to be accomplished through a private placement exempt from registration under Regulation S under the Federal securities laws, at a price per share of approximately $ .80. The Company rejected such an offer as less favorable than the BW alternative. Similarly, the inducement fees incurred in connection with the BW transaction, while onerous, viewed in the context of the overall BW transaction, were deemed the best alternative available to the Company in order for it to continue to fund the development of its toy business and preserve as much of its Glasgal equity as possible.

The Company in transferring 270,000 shares of Glasgal common stock as a fee for the loan, will recognize an expense equal to the cost of such shares ($261,900). This cost will be expended over the life of the loan (12 months). Consequently for fiscal 1995 and 1996 the Company will charge $147,812 and $114,088, respectively, against income. In addition, the transfer at April 6, 1995 of an additional 160,000 shares of Glasgal common stock resulted in the recognition of an additional expense in the amount of $155,200 for fiscal 1995. The transfer at July 6, 1995 of an additional 110,000 shares of Glasgal common stock to BW will result in an additional charge against income in the amount of $106,700 for fiscal 1996.

The Company used the proceeds from these transactions to satisfy the BW indebtedness referred to herein in the principal amount of $1,600,000 together with interest thereon, to satisfy other obligations amounting to approximately $100,000 principal amount together with interest thereon and for working capital purposes.

DEFERRED INCOME TAX ASSETS

Deferred income tax assets as of April 30, 1996 have been reduced to $809,287 by a valuation allowance of $983,802 due to uncertainties concerning their realization.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

CONTENTS

                                                               Pages
Independent Auditors' Reports                                 28 & 29

Consolidated Financial Statements

         Balance Sheets                                       30 & 31

         Statements of Operations                                32

         Statements of Changes in Stockholders'               33 & 34
         Equity (Deficit)

         Statements of Cash Flows                             35 & 36

         Notes to Consolidated Financial Statements           37 - 49

Financial Statement Schedules

         All schedules are omitted, because the required information is either inapplicable or is presented in the financial statements or related notes.

                             BEDERSON & COMPANY LLP
                              405 Northfield Avenue
                              West Orange, NJ 07052

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Direct Connect International Inc. and Subsidiary
266 Harristown Road, Suite #108
Glen Rock, NJ 07452

We have audited the accompanying consolidated balance sheet of Direct Connect International Inc. and Subsidiary as of April 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Direct Connect International Inc. and Subsidiary as of April 30, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered a substantial loss from operations, has negative cash flows from operating activities and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bederson & Company LLP
Certified Public Accountants

August 6, 1996

                            TODMAN & CO., CPA's, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               New York, NY 10271


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Direct Connect International Inc. and Subsidiary
266 Harristown Road, Suite #108
Glen Rock, NJ 07452

We have audited the accompanying consolidated balance sheets of Direct Connect International Inc. and Subsidiary as of April 30, 1995 and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for the years ended April 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Direct Connect International Inc. and Subsidiary as of April 30, 1995 and the results of their operations and their cash flows for the years ended April 30, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered a substantial loss from operations, has negative cash flows from operating activities and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



TODMAN & CO., CPA's, P.C.
Certified Public Accountants

July 26, 1995




                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         ASSETS
                                                         ------
                                                         April 30
                                                  -----------------------
                                                  1996               1995
                                                 ----------       ---------

Current assets
         Cash and cash equivalents               $  67,886        $ 171,677
         Accounts receivable                        20,652           10,495
         Inventories                                 ---             86,955
         Due from Kidsview, Inc.                   194,117            ---
         Notes receivable - officers               111,355          348,967
         Investments                                54,171           32,294
         Prepaid royalties                           ---             57,500
         Prepaid financing costs                    69,075          269,442
          and other expenses                      ----------       ---------

                           Total current assets    517,256          977,330
                                                  ----------       ---------


Property and equipment, at cost
         Furniture and fixtures                     42,543           42,543
         Molds, tools and dies                     267,498          399,502
                                                  --------         ---------
                                                   310,041          442,045

         Less: Accumulated depreciation            234,813          260,627
                                                  --------         ---------
                                                    75,228          181,418
                                                   -------          --------



Investment in Glasgal                            2,111,151        2,169,135
Investment in Evolutions, Inc.                      75,000           ---
Deferred income taxes                              809,287           ---
Security deposits                                      700              700
                                                ----------        ----------
                                                 2,996,138        2,169,835
                                               -----------        ----------


          Total assets                          $3,588,622        $3,328,583

                                               -----------        ----------


See notes to consolidated financial statements.


                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                           April 30
                                                            --------
                                                   1996                 1995

                                                -----------         ------------

Current liabilities
  Accounts payable                                $947,512           $752,452
  Accrued expenses and taxes payable                49,825            110,666
  Notes payable - officers and stockholders        461,716            398,305
  Notes payable - other, current portion         1,411,424          2,365,234
  Investments, warrants to sell Glasgal            300,000              ---
                                                ----------          ----------
          Total current liabilities              3,170,477          3,626,657

Notes payable - other, less current portion          ---              750,000
                                                 ---------          ----------
          Total liabilities                      3,170,477          4,376,657
                                                 ---------         -----------

Commitments and contingencies

Stockholders' equity (deficit)
  Convertible preferred stock:
    Authorized 5,000,000 shares,
    $ .001 par value; issued and outstanding -
    5,000,000 shares                                 5,000              5,000
  Common stock:
    Authorized 15,000,000 shares,
    $ .001 par value, issued and outstanding -
    9,062,066 shares                                 9,062              9,062
  Capital in excess of par value                 5,104,449          5,074,449
  Accumulated deficit                           (4,646,195)        (6,060,537)
  Unrealized loss on investments                   (54,171)           (76,048)
                                                -----------        ------------

          Total stockholders' equity (deficit)     418,145         (1,048,074)
                                                -----------       -------------

          Total liabilities and stockholders'
                  equity (deficit)              $3,588,622         $3,328,583
                                                ----------         -----------

 .     See notes to consolidated financial statements.



                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Year Ended April 30
                                           -------------------
                                  1996           1995             1994
                                  ----           ----             ----

Revenues
         Sales                  $ 1,094,584    $ 3,899,152     $ 9,583,286
                                ------------   ------------    -----------
Costs and expenses
   Cost of goods sold             1,008,972      2,560,406       6,308,488
   Royalties/licensing fees         156,875        477,201       1,016,984
   Product development costs        (66,482)       545,202         114,038
   Advertising and promotion         71,312        758,141          58,852
   Depreciation                      44,220         79,039          54,529
   General and administrative
        expenses                  2,012,283      2,279,376       1,968,385
   Less: Management fees           (690,000)         ---             ---
                                  -----------    ----------     -----------

                                  2,537,180      6,699,365       9,521,276
                                  ---------      ---------       ---------

Operating income (loss)          (1,442,596)    (2,800,213)         62,010

Gain on sale of securities        1,456,802         80,804           ---
Gain on sale of assets and
   product lines                    845,705           ---            ---
Interest income                      28,708         28,533         106,302
Other income                             94           ---           10,696
Interest expense                   (283,658)      (229,429)       (103,436)
                                   --------       --------        --------

Income (loss) before deferred
     income taxes                   605,055     (2,920,305)         75,572

Deferred income taxes               809,287     (1,244,930)      1,244,930
                                    -------     ----------       ---------

Net income (loss)                $1,414,342    $(4,165,235)     $1,320,502
                                 ----------    -----------      ----------

Earnings (loss) per common
     share                       $      .09    $      (.46)     $      .09
                                 ----------    -----------      ----------



See notes to consolidated financial statements.



                   DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED APRIL 30, 1994, 1995, AND 1996



                                 Convertible                Common Stock
                               preferred stock
                               ---------------         --------------------
                              Shares       Amount       Shares       Amount
                              ------       ------       ------       ------

Balance, May 1993            5,000,000     $5,000      9,062,066    $ 9,062
Reversal of overaccrual
 of private placement cost      ---          ---         ---          ---
Valuation reserve               ---          ---         ---          ---
Net income                      ---          ---         ---          ---
                             ---------     ------      ---------    -------
Balance, April 30, 1994      5,000,000      5,000      9,062,066      9,062

Valuation reserve               ---          ---         ---          ---

Net loss                        ---          ---         ---          ---
                             ---------     ------      ---------    -------
Balance, April 30, 1995      5,000,000      5,000      9,062,066      9,062

Valuation reserve               ---         ---         ---           ---

Issuance of options             ---         ---         ---           ---

Net income                      ---         ---         ---           ---

                              ----------   ------      ---------    -------
Balance, April 30, 1996       5,000,000    $5,000      9,062,066     $9,062
                              ---------    ------      ---------     ------





See notes to consolidated financial statements.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED APRIL 30, 1994, 1995, AND 1996



                         Capital in                  Unrealized       Total
                         Excess of    Accumulated     Loss on      Stockholders'
                         Par Value     (Deficit)     Investments      Equity
                                                                    (Deficit)
                         ----------   -----------    -----------   ------------

Balance, May 1993        $5,062,449    $(3,215,804)  $   ---        $1,860,707
Reversal of overaccrual
 of private placement
 cost                        12,000        ---           ---            12,000
Valuation reserve             ---          ---         (64,588)        (64,588)
Net income                    ---        1,320,502       ---         1,320,502
                         ----------   ------------   -----------  -------------
Balance, April 30, 1994   5,074,449     (1,895,302)    (64,588)      3,128,621

Valuation reserve             ---          ---         (11,460)        (11,460)

Net loss                      ---       (4,165,235)      ---        (4,165,235)
                         ----------   -------------  -----------  --------------

Balance, April 30, 1995   5,074,449     (6,060,537)    (76,048)     (1,048,074)

Valuation reserve             ---          ---          21,877          21,877

Issuance of options          30,000        ---            ---           30,000

Net income                    ---        1,414,342       ---         1,414,342
                          ---------      ---------     ----------    ---------

Balance, April 30, 1996  $5,104,449    $(4,646,195)  $( 54,171)     $  418,145
                         ----------    -----------   -- ------      ----------






See notes to consolidated financial statements.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                           Year Ended April 30
                                                           -------------------
                                                         1996        1995*          1994*
                                                         ----        -----          -----

Cash flow from operating activities                   $1,414,342  $(4,165,235)   $1,320,502
                                                      ----------  -----------    ----------

  Net income (loss)
  Adjustments to reconcile net income (loss) to
  Net cash provided by (used in) operating activities
     Depreciation                                         44,220       79,039        55,529
     Deferred income taxes                              (809,287)   1,244,930    (1,244,930)
     Financing fees, reduction in investment              98,720      463,996        ---
       in Glasgal
     Management fee income                              (200,000)      ---           ---
     Gain on sale of Glasgal                          (1,456,802)      ---           ---
     Other costs, sale of Glasgal                         (3,931)      ---           ---
     Gain on sale of product lines                      (845,705)      ---           ---
       and related assets
     Increase (decrease) in assets
       Accounts receivable                              (10,157)     158,627       348,325
       Inventories                                       86,955      236,644       (34,434)
       Prepaid royalties                                 47,500      215,919      (157,321)
       Prepaid financing costs and expenses              80,371       44,263      (288,220)
     Increase (decrease) in liabilities
       Accounts payable                                 195,060     (100,680)      491,989
       Accrued expenses and taxes payable                 9,834      (77,084)      (24,208)
                                                      ----------   ----------     ---------
   Total adjustments                                  (2,463,222)   2,265,654     (853,270)
                                                      -----------   ---------     ---------


  Net cash provided by (used in) operating            (1,048,880)  (1,899,581)    467,232
                                                      ----------   ----------     -------
      activities

Cash flows from investing activities
   Notes receivable - officers, increases                237,612     (113,755) (1,424,554)
   Notes receivable - officers, decreases                  ---         16,872   1,943,071
   Proceeds from sale of Glasgal                       1,800,000         ---       ---
   Investment in Glasgal                                   ---           ---   (1,498,149)
   Increase in Due from Kidsview Inc.                   (994,117)         ---        ---
   Decrease in Due from Kidsview Inc.                    800,000          ---        ---
   Acquisition of property and equipment                  (8,007)     (65,789)   (114,099)
   Decrease in security deposits                           ---            154        ---
                                                       ----------    ----------  ---------

   Net cash provided by (used in) investing            1,835,488     (162,518) (1,093,731)
            activities                                 ---------     --------  ----------

* Reclassified for comparative purposes.




See notes to consolidated financial statements.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                Increase (Decrease) in Cash and Cash Equivalents
                                                             Year Ended April 30
                                                             -------------------
                                                            1996         1995*        1994*
                                                            ----         ----        ----
Cash flows from financing activities
  Notes payable-officers and stockholders, increases       63,411      34,225      34,225
  Notes payable-officers and stockholders, decreases        ---        (3,054)    (35,778)
  Notes payable-other, increases                          959,445    2,601,133    678,120
  Notes payable-other, decreases                       (1,913,255)    (793,397)   (43,755)
  Expenses incurred with warrant registration               ---         ---        12,000
                                                       ----------    ----------    -------

  Net cash provided by (used in) financing activities    (890,399)   1,838,907    644,812
                                                         --------    ---------    -------

Net increase (decrease) in cash and cash equivalents     (103,791)    (223,192)    18,313

Cash and cash equivalents, beginning of year              171,677      394,869    376,556
                                                          -------      -------    -------

Cash and cash equivalents, end of year                    $67,886     $171,677   $394,869
                                                          -------     --------   --------

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest                  $111,506    $123,892   $ 16,588


Schedule of noncash investing and financing activities:
  Notes receivable - other; converted to investment         ---          ---   $1,134,982
  Unrealized loss on investments                            21,877      11,460     64,588

* Reclassified for comparative purposes


During the fiscal year ended April 30, 1996, the Company had non-cash investing and financing activities in connection with the sale of Glasgal common stock; sale of product lines and certain assets to Evolutions, Inc; and Glasgal common stock issued as financing costs as follows:

                                                               Year ended April 30
                                                               -------------------
                                                          1996         1995         1994
                                                          ----         ----         ----

Sale of Glasgal common stock
  Cash proceeds                                        $1,800,000        -            -
  Investment in Glasgal options                           725,000        -            -
  Financing costs incurred                                 73,720        -            -
  Note payable, increase                                 (350,000)       -            -
  Decrease in investment in Glasgal                      (657,323)       -            -
  Increase in warrants to sell Glasgal                   (300,000)       -            -
  Increase in capital in excess of par value              (30,000)       -            -
  Gain on sale of Glasgal                              (1,261,397)       -            -

Sale of product Lines and certain
 assets to Evolutions, Inc.
  Increase in investment in Evolutions, Inc.               75,000        -            -
  Reduction in notes payable                            1,100,000        -            -
  Decrease in interest payable                             70,678        -            -
  Management fees                                        (200,000)       -            -
  Decrease in prepaid royalties                           (10,000)       -            -
  Decrease in prepaid expenses                           (119,994)       -            -
  Decrease in property and equipment                      (69,979)       -            -
  Gain on sale                                           (845,705)       -            -

As an inducement for loan extensions and loan agreements, the Company paid financing fees by delivering $325,000 of Glasgal common stock having a cost basis of $125,665.

See notes 3 and 4 regarding noncash investing and financing activities with respect to the sale of Glasgal common stock and sale of product lines.

See notes to consolidated financial statements.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

Note 1 - Summary of Significant Accounting Policies

         (a) General

          Direct Connect International Inc. was incorporated under the laws of the State of Delaware in March 1986 to design, develop, market and distribute a variety of infant, preschool and general soft toy products principally in the United States. Substantially all of the Company's purchases are from suppliers in the Far East.

          The accompanying April 30, 1996 consolidated balance sheet reflects a working capital deficiency of $2,653,221, and the consolidated statement of operations for the year ended April 30, 1996 reflects a loss from operations of $1,442,596. During the next twelve months, the Company in addition to meeting its operating needs will have notes payable, as discussed below, in the amount of approximately $1,870,000 becoming due. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company anticipates funding its obligations over the next twelve months from two principal sources. First, the Company intends to develop additional product lines which would be promoted and marketed in a manner similar to the manner in which the Company has utilized for its Zoo Borns and Tea Bunnies product lines which involved the transfer of such product lines to Evolutions, Inc.
          (EVO) as described herein. Second, the Company owns approximately 1,400,000 shares of common stock of Glasgal Communications, Inc. (Glasgal) and may, from time to time, sell a portion of such shares. For additional information regarding prior dispositions of Glasgal shares, see the description of such transactions contained herein. There can be no assurance that the Company will be able to develop additional product lines, obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations. The Company expects to support its operations over the next five months through funds generated from its management contract with EVO as described herein.

         (b) Consolidation

          The consolidated financial statements include the faccounts of Direct Connect International Inc. and its wholly-owned subsidiary, Amerawell Products, Ltd. ("Amerawell") (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

         (c)  Cash and Cash Equivalents

         Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less. At April 30, 1996, the Company had no checking account balances in excess of federally insured limits.


         (d) Accounts Receivable

          An   allowance  for   doubtful   accounts  is   established  based  on
          management's expectations of uncollectables. As of April 30, 1996 and April 30, 1995, an allowance for doubtful accounts was not deemed necessary.

         (e) Inventories

         Inventories are valued at the lower of cost (first-in, first-out method) or market and consist principally of finished goods. Cost of goods sold for the fiscal year ended April 30, 1996 includes a lower of cost or market adjustment of approximately $34,000.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996
Note 1 - Continued

(f)      Investments

         Effective May 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FASB 115"). Pursuant to FASB 115, the Company classified its investments in equity securities as available-for-sale. Investments available-for-sale are recorded on the balance sheet at fair market value, with unrealized gains and losses excluded from earnings and presented as a separate component of shareholders' equity until realized.

         Prior to May 1, 1994 the Company classified its investments in marketable securities at lower of cost or market, pursuant to Statement of Financial Accounting Standards No. 12 "Accounting for Certain Marketable Securities."

(g)      Prepaid Royalties

         The Company has entered into license agreements and royalty arrangements for the use of certain famous-name characters for its toys and is obligated to pay nonrefundable advances over the terms of these agreements, which are charged to operations to the extent royalties are owed on products sold. In order to match revenues with expenses, these minimum guarantees are treated as prepaid expenses and are charged against income as the related products are sold. Any minimum guaranty paid in excess of earned royalties is charged against income at such point that it is known that earned royalites will not cover minimum royalties.

(h)      Property and Equipment

         Property and equipment are recorded at cost and are being depreciated over their estimated useful lives (five to seven years) on the straight-line basis. Maintenance and minor repairs and replacements are charged directly to operations. Major renewals and improvements are capitalized. Costs and accumulated depreciation applicable to assets sold are removed from the accounts and any gain or loss on disposition is charged or credited to income.

(i)      Income Taxes

         For income tax purposes, the Company has a fiscal year ending December 31.

         Certain income and expense items are accounted for in different periods for income tax purposes than for financial reporting purposes.
         Provisions for deferred taxes are made in recognition of these temporary differences.

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

Note 1 - Continued

         Deferred income tax assets are reduced by a valuation allowance due to uncertainties concerning their realization. (See Note 4).

(j)      Earnings (Loss) Per Share

         Earnings (Loss) per share are based on the weighted average number of common shares outstanding and common stock equivalents during each period, limited to the number of authorized shares of common stock. Fully diluted earnings (loss) per share have not been computed because the result would be anti-dilutive or the effect on earnings per share would be less than 3%.

         The  weighted  average  number  of  common  shares  and  common   stock
         equivalents that were used in computing earnings (loss) per share were 15,000,000 (1996), 9,062,066 (1995), and 15,000,000 (1994).

(k)      Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Note 2 -   Investments

         Investments are summarized as follows:

                                                 April 30
                                    -------------------------------
                                         1996               1995
                                    -------------        -----------

         Cost                       $ 108,342            $ 108,342
         Unrealized loss              (54,171)             (76,048)
                                    -----------          -----------

         Fair market value          $  54,171            $  32,294
                                    -----------          ----------

         During the year ended April 30, 1993, the Company received 8,334 shares of common stock of Mark Solutions, Inc. from an officer of the Company, in connection with the loans made to him by the Company. The Company recorded these shares at $13.00 per share, which approximated the market value of the shares at the date of the transaction.

Note 3 -   Investment in Glasgal

         On January 31, 1994, notes receivable from Glasgal in the amount of $1,900,000 plus interest and costs totaling $733,131, were converted into 840.11 shares of Glasgal's common stock pursuant to a stock purchase agreement between Glasgal and the Company. In addition, subject to the exercise of the Company's Class A, Class B, and 1992 warrants, Glasgal would have the right to sell to the Company an additional 13.5% of its then outstanding common stock for an aggregate amount of $8,400,000. During May 1994, subsequent to the completion of the above transaction, Glasgal merged into a public company, Sellectek Incorporated, and exchanged each of its shares of common stock for 3,242.4 shares of Sellectek Incorporated common stock.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

Note 3 - Continued

         Pursuant to the merger, the Company's 840.11 shares of Glasgal common stock were converted into 2,723,973 shares of Sellectek Incorporated, which represented approximately 28% of Sellectek's common stock (subsequently reduced to approximately 10 % and 22 % at April 30, 1996 and 1995, respectively). Sellectek subsequently changed its name to Glasgal. This investment has been accounted for at cost as the Company's interest in Glasgal was reduced below 20% and because the Company does not exercise control or influence over Glasgal.

         On October 31, 1995, the Company completed a private placement involving a stock purchase agreement whereby the Company delivered to eight purchasers an aggregate of 580,000 shares of the common stock of Glasgal held by the Company for $1,450,000 or $2.50 per share. As an inducement for the purchasers to grant the Company the right to repurchase the shares for a period of twenty-four months at a price of $2.75 per share, the Company agreed to deliver to such purchasers an aggregate of 80,560 shares of Glasgal common stock held by the Company and to deliver to such purchasers (a) warrants to purchase for a period of twenty-four months an aggregate of 80,560 shares of Glasgal common stock held by the Company at an exercise price of $3.00 per share and (b) warrants to purchase for a period of twenty-four months an aggregate of 161,120 shares of the Company's common stock at an exercise price of $ .20 per share. The Company recognized a gain of approximately $1,261,000 as a result of these transactions.

         In October 1995 the Company issued to two individual lenders promissory notes in the aggregate principal amount of $350,000. Such notes are secured by a total of 200,000 shares of Glasgal common stock held by the Company and bear interest at the rate of 10% per annum and become due on October 15, 1996. As an inducement for the noteholders to make the $350,000 loan to the Company, the Company agreed to deliver to such holders an aggregate of 19,440 shares of Glasgal common stock held by the Company and to deliver to such holders (a) warrants to purchase for a period of twenty-four months an aggregate of 19,440 shares of Glasgal common stock held by the Company at an exercise price of $3.00 per share and (b) warrants to purchase for a period of twenty-four months an aggregate of 38,880 shares of the Company's common stock at an exercise price of $ .20 per share.

         The Glasgal shares referred to above are subject to a Lock-Up Agreement, terminating on February 20, 1997, between Glasgal and the Company, among others. However, such restrictions have been waived with respect to the Company's delivery of such shares. In connection with such waiver, the Company has granted to Glasgal the right, under certain circumstances, to purchase, until October 10, 1997, 200,000 shares of Glasgal common stock held by the Company at a price of $3.00 per share.

         In December 1995 and January 1996, the Company issued 8% notes to two individual lenders each in the principal amount of $100,000. Each note is secured by 35,000 shares of Glasgal common stock held by the Company. The notes became due on March 20 and April 4, 1996, respectively, and are past due as of April 30, 1996.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

Note 3 - Continued

During the years ended April 30, 1996 and 1995, as an inducement for loan extensions and loan agreements, the Company paid processing and financing fees by delivering 130,000 and 480,000 shares, respectively, of Glasgal common stock held by the Company.

                                                         April  30
                                                         ---------

                                                    1996          1995
                                                    ----          ----


    Investment in Glasgal consists of:
        Common Stock:
         Number of shares                       $1,433,973    $ 2,243,973
         Cost                                   $1,386,151    $ 2,169,135
         Fair market value based on current
         price per share of registered Glasgal
         shares.                               $12,905,575    $4,768,443
        Options to purchase 580,000 shares
         of common stock, at cost                 $725,000      $ - 0 -

         Such   shares   are   subject   to   certain   restrictions   regarding
         transferability and sale.

         Summary financial information of Glasgal as presented in its financial statements (audited by independent certified public accountants) are as follows:

                                                     April  30
                                          ----------------------------------
                                                1996            1995
                                                ----            ----
            Current assets                  $10,480,151       $9,121,888
            Noncurrent assets                 5,770,731        3,471,775

            Current liabilities               8,009,864       12,877,976
            Long-term obligations             1,088,370           27,107

            Stockholders' equity (deficit)    7,153,248         (311,420)



                                                                 Four Months
                              Year Ended        Year Ended       Ended
                              April 30,         April 30,        April 30,
                                   1996              1995              1994
                              --------------    --------------   ----------

                Net Sales     $41,780,821       $35,161,298      $11,154,560

                Net Loss      ($1,180,157)       (1,642,789)      (2,145,278)



                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

Note 4 -   Investment in Evolutions, Inc.

         The Company in September 1995, entered into an agreement with Evolutions, Inc. ( EVO), whereby the Company transferred all rights and interests to its Zoo Borns product line, Tea Bunnies product line and Kidsview name to a subsidiary of EVO for $750,000 and shares of common stock of EVO equal to approximately 7% of EVO's then outstanding common stock (valued at $75,000) with the right to receive additional shares of common stock equal to approximately 15% of the outstanding common stock of EVO based on certain performance levels of the Zoo Borns and Tea Bunnies product lines over the next three years.

         As an inducement for EVO to enter into this agreement, the Company issued to EVO warrants to purchase 350,000 shares of common stock of the Company at exercise prices of $ .10 per share with respect to 100,000 shares and $ .20 per share with respect to 250,000 shares. In anticipation of consummating the agreement, EVO and the Company entered into a lending arrangement under which the Company signed a promissory note in March 1995 for $750,000 with interest at the annual rate of 12%. Such note was secured by 133,973 shares of stock of Glasgal held by the Company and by an interest in certain accounts receivable and was due on September 1, 1996. In July and August 1995, the Company also borrowed from EVO an aggregate of $350,000 with interest at the annual rate of 12%. Such obligations were secured by certain accounts receivable and were due on October 31, 1995. Upon consummation of the agreement, all these obligations were cancelled.

         The Company recognized a gain of approximately $846,000 as a result of these transactions.

         As part of the agreement, the Company will manage these product lines and will receive an amount equal to its monthly operating costs, up to $100,000, for such period of time as the Company is managing such product lines. The Company will provide the services of Peter Schneider, President of the Company, for such management. This management arrangement may terminate in September 1996 but could be extended for up to two additional years depending on certain performance levels of such product lines. At April 30, 1996, the Company received fees from EVO in connection with this management arrangement amounting to approximately $690,000.

         Revenues and expenses of the Zoo Borns and Tea Bunnies  product  lines,
         included   in  the   accompanying   statements   of   operations,   are
         approximately as follows:

                                             Year Ended April 30
                                     ------------------------------------
                                        1996         1995           1994
                                        ----         ----           ----

           Sales                      $549,000      $1,391,000      $  -
                                      --------      ----------     --------

           Cost of Goods Sold          630,000         916,000         -
           Royalties/Licensing Fees     84,000         111,000         -
           Product Development Costs   (66,000)        545,000         -
           Advertising and Promotions   71,000         758,000         -
                                       -------       ---------     --------
                                       719,000       2,330,000         -
                                       -------       ---------     --------
                                     $(170,000)      $(939,000)        -
                                    -----------      ----------    ---------

         In addition, the Company incurred general and administrative expenses in connection with these product lines.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

Note 5 -   Deferred Income Taxes

         For federal income tax reporting purposes the Company has net operating losses which are available to offset future federal and state taxable income. Such losses expire as follows:

                                            Approximate
                  Year Ending                 Amount
                  -----------              ------------
                      2003                   $300,000
                      2004                    200,000
                      2005                    700,000
                      2006                  1,000,000
                      2007                    800,000
                      2009                    700,000
                      2010                    800,000
                                           ----------
                                           $4,500,000
                                           ----------


         Deferred income tax assets as of April 30, 1995, were reduced to zero by a valuation allowance of approximately $1,500,000 due to uncertainties concerning their realization at that date. However, due to the sale by the Company of some of its equity interest in Glasgal and the significant increase in the market value of the Company's equity interest in Glasgal, the Company has recognized a deferred income tax asset of approximately $809,280 at April 30, 1996.

         Deferred income tax assets consist of the following:

                                 Fiscal Year Ended April 30
                                 --------------------------
                                    1996            1995
                                    ----            ----

         Net Operating Loss      $1,792,089       $1,510,643

         Valuation allowance       (982,802)      (1,510,643)
                                 -----------      -----------

                                   $809,287           $ 0
                                 -----------      -----------

         The following is a reconciliation of the federal income tax rate to the actual effective income tax rate as a percentage of pretax income:

                                              Fiscal Year Ended April 30
                                              --------------------------

                                                1996     1995       1994
                                                ----     ----       ----


         Statutory federal income
              tax rate                          34.0%    34.0%      34.0%

         State and local income taxes,
              net of federal tax benefit         6.0      6.0        6.0
                                                 ---      ---        ---

                                                40.0     40.0       40.0
         Less: Change in deferred income tax
              valuation allowance             (167.9)   (82.6)   (1687.3)
                                              ------    -----    --------
                                              (127.9%) (42.6%)   (1647.3%)
                                              -------- -------   ---------


                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

Note 6 -   Notes Payable - Officers and Shareholders

    Notes payable - officers and shareholders consist of the following:

     (a) During September 1992, 200,000 shares of common stock of the Company were issued to an investor as settlement of an obligation in the amount of $291,784, plus accrued interest. Should the investor be unable to sell the shares for a price of at least $1.625 by August 1, 1993, the holder had the right to return the shares to the Company. The Company was also obligated to pay to the investor the difference between the proceeds of the sale and the value of the note plus accrued interest. To date, the individual has not returned such shares to the Company; however, the note is still shown as outstanding as the price of the shares never exceeded $1.625. As of April 30, 1996 and 1995, the Company is obligated in the amount of $291,784 (plus accrued interest of $103,286 and $53,415 at April 30, 1996 and 1995,
     respectively).                 April 30
                                    --------
                                  1996      1995
                                  ----      ----
                                $395,070   $345,199

     (b) During December 1992, officers of the Company loaned $52,000 to the company. Additional sums were later advanced. The loans currently bear interest at a rate of 8% and were payable on December 31, 1995, unless prior thereto the holder at his option demanded that the notes, or a portion thereof, be converted into and exchanged for 260,000 shares and warrants to purchase shares of common stock at a price of $.20 per share and warrants to purchase 130,000 shares of common stock at a price of $1.00 per share. Balances due under these loans, including unpaid interest totaled $66,646 and $53,106 at April 30, 1996 and 1995, respectively.
                                    April 30
                                    --------
                                  1996      1995
                                  ----      ----
                                $ 66,646   $ 53,106
                                --------   --------
                                $461,716   $398,305
                                --------   --------

Notes 7 - Notes Payable - Other

     (a) The Company is obligated under 8% notes payable aggregating $1,388,696 and $856,555 at April 30, 1996 and 1995, respectively, including accrued interest. In addition, the holders of certain of these notes received warrants expiring November 23, 1998, to purchase 750,000 shares of common stock exercisable at $ .05 per share and 500,000 shares exercisable at $.20 per share. Other holders can convert their notes into equity securities under certain conditions on terms which have not yet been determined. For additional information regarding obligations incurred during the fiscal year ended April 30, 1996, see Note 3.
                                     April 30
                                     --------
                                  1996        1995
                                  ----        ----
                               $1,388,696   $856,555

     (b) On October 6, 1994, the Company executed a promissory note in favor of BW Capital Corporation for $1,600,000 at the rate of 11% per annum. Unpaid interest totaled $14,466 at April 30, 1995. The note was paid off in October 1995 from the proceeds of the sale of Glasgal securities (see Note
     3)                              April 30
                                     --------
                                  1996        1995
                                  ----        ----
                                   -       $1,614,466

     (c) On March 2, 1995, the Company executed a loan agreement with EVO for $750,000 at an interest rate of 12% per annum and is due September 1, 1996. Rights to certain revenues from product lines and 133,973 shares of Glasgal stock owned by the Company were collateral for the note. At April 30, 1995, the Company had received $575,000 of the note proceeds with the balance received May 4, 1995. Unpaid interest totaled $10,843. The note was paid off in September 1995 (see Note 4).
                                     April 30
                                     --------
                                  1996        1995
                                  ----        ----
                                   -       $  585,843

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

Note 7 - Continued

     (d) Financings relating to insurance costs of $22,728 and $58,370 at April 30, 1996 and 1995, respectively, bear interest at rates ranging from 8.17% to 9.5% per annum
                                               April 30
                                               --------
                                           1996       1995
                                           ----       ----
                                           22,728     58,370
                                       ----------   --------
                                        1,411,424   3,115,234
         Less: Current Maturities       1,411,424   2,365,234
                                        ---------   ---------
                                        $  - 0 -     $750,000
                                        ---------   ---------

        The carrying value of the Company's long-term debt approximates its fair value.

Note 8 -   Stockholders' Equity

         During the years ended April 30, 1996 and 1995, the Company had 6,488,517 outstanding Redeemable Class A Warrants, expiring on November 8, 1996, as extended. Each warrant entitles the holder to purchase one share of common stock and receive a Redeemable Class B Warrant which also expires on November 8, 1996, as extended. As a result of a private placement of Convertible Preferred Stock which was completed in October 1992, the exercise prices of the Class A and Class B Warrants were adjusted so that for $1.00 and the exercise of one Class A Warrant the holder will receive 1.8868 shares of the Company's common stock ($ .53 per share) and a Class B Warrant. For $ .75 and the exercise of a Class B Warrant, the holder will receive one share of the Company's common stock.

         During October 1992, the Company completed a private placement of 100 units, each unit consisted of 50,000 shares of Convertible Preferred Stock and 25,000 warrants each to purchase one share of common stock at $1 per share through June 1997, as extended. The Convertible Preferred Stock is convertible into common stock (the "conversion shares") at any time on or after January 1, 1993, at the election of the holders, provided that the conversion shares are registered, or an exemption from registration is available, at an intitial conversion rate of three shares of common stock for each share of convertible preferred stock, a conversion price of $ .20. The conversion price is subject to adjustment from time to time in the event of (i) the issuance of common stock as a dividend or distribution of any class of capital stock of the Company; (ii) the combination, subdivision or reclassification of the common stock; (iii) the issuance to all holders of common stock of rights or warrants to subscribe for or purchase common stock at a price per share less than the then current conversion price and the then current market price of the common stock; (iv) the distribution to all holders of common stock of evidence of the Company's indebtedness or assets (including securities, but excluding cash dividends or distributions paid out of earned surplus); (v) the issuance of common stock, or securities convertible into common stock, at a price per share less than the then current conversion price and the then current market price of common stock (excluding dividends on preferred stock paid in common stock). No adjustment in the conversion price is required until cumulative adjustments require an adjustment of at least 1% in such conversion price.

         In the case of any consolidation of the Company with, or merger of the Company into, any other entity, any merger of another entity into the Company (other than a merger which does not result in any reclassification, conversion, exchange or cancellation of outstanding shares of common stock of the Company) or any sale or transfer of all or substantially all of the assets of the Company, each holder of a share of Convertible Preferred Stock then outstanding shall have the right thereafter to convert such share only into the kind and amount of securities, cash and other property receivable upon such consolidation, merger, sale or transfer by a holder of the number of shares of Common Stock of the Company into which such share of Convertible Preferred Stock might have been converted immediately prior to such consolidation, merger, sale or transfer. Depending upon the terms of such transaction, the aggregate amount of cash so received on conversion could be more or less than the liquidation preference of such shares of Convertible Preferred Stock.

         In September 1994, the Company, in consideration of services rendered, granted to Capital Vision Group, Inc. a warrant to purchase 95,000 shares of the Company's common stock at an exercise price of $ .20 per share. Such warrants expire on November 23, 1998. For financial reporting purposes, no value has been assigned to this transaction.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996



Note 9 -   Incentive Stock Option Plan

         In 1988, the Company adopted an Incentive Stock Option Plan under which options may be granted to officers and other key employees. An aggregate of 750,000 common shares are authorized for issuance under the Plan. The option price may not be less than the fair market value (or for owners of more than 10% of the outstanding stock, 110% of the fair market value) of the common stock on the date of the grant of the option. Options granted under the Plan are intended to be "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code.

         Options granted are exercisable in such installments and during such period as are determined by the board of directors, but in no event is an option exercisable more than ten years from the date the option is granted.


The status of the options granted under the Incentive Stock Option Plan is as follows:

                                                                     Aggregate
                                                                      Exercise
  Fiscal Year Ended April 30, 1994       Options   Exercise Price        Price
  -------------------------------        -------   --------------   ----------

  Outstanding at April 30, 1993          374,809   $ .19 to $1.16   $ 156,055
   Granted                                78,000     .63 to   .69      50,940
   Terminated                               -              -             -
   Exercised                                -              -             -
                                         -------                    ---------
  Outstanding at April 30, 1994          452,809      .19 to 1.16     206,995
                                         -------      ---    ----   ---------
   Exercisable                           374,809      .19 to 1.16   $ 156,055
                                         -------                    ----------


  Fiscal Years Ended April 30, 1995 and 1996
  ------------------------------------------
   Outstanding at April 30, 1994         452,809   $ .19 to $1.16   $ 206,995
    Granted                                 -            -               -
    Terminated                              -            -               -
    Exercised                               -            -               -
                                         -------                      -------
   Outstanding at April 30, 1996         452,809    .19 to   1.16     206,995
                                         -------                      -------
    Exercisable                          452,809    .19 to   1.16   $ 206,995
                                         -------                      -------

In March 1994, the board of directors voted to adopt a new Incentive Stock Option Plan, which is subject to stockholder approval, under which options may be granted to officers and other key employees. An aggregate of 2,000,000 common shares are expected to be authorized for issuance under the New Plan. The option price may not be less than the fair market value (or for owners of more than 10% of the outstanding stock, 110% of the fair market value) of the common stock on the date of the grant of the option. Options granted under the New Plan are intended to be "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code.

Options granted are exercisable in such installments and during such period as are determined by the board of directors, but in no event is an option exercisable more than ten years from the date the option is granted. The stockholders have not yet approved the granting of any options under this Plan.

No accounting recognition is given to stock options until they are exercised, at which time the proceeds are credited to the stockholders' equity accounts.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

Note 9 - Continued

The status of the options granted under the New Incentive Stock Option Plan, which is subject to stockholder approval, is as follows:

                                                                    Aggregate
                                                                    Exercise
Fiscal Year Ended April 30, 1994    Options     Exercise Price      Price
                                    -------     --------------    ---------
 Outstanding at April 30, 1993         -        $        -        $     -
   Granted                         1,000,000      .63 to   .69      657,000
   Terminated                          -                 -              -
   Exercised                           -                 -              -
                                   ---------                       ---------
 Outstanding at April 30, 1994     1,000,000      .63 to   .69    $ 657,000
                                   ---------                      ---------
   Exercisable                         -                 -        $     -
                                   ---------                      ---------

Fiscal Years Ended April 30, 1995
 and 1996
 Outstanding at April 30, 1994     1,000,000      .63 to   .69    $ 657,700
   Granted                             -                 -              -
   Terminated                          -                 -              -
   Exercised                           -                 -              -
                                   ---------                      ----------
 Outstanding at April 30, 1995     1,000,000      .63 to   .69      657,700
 and 1996                          ---------                      ----------
   Exercisable                         -                 -              -
                                   ---------                      ----------
In March 1994, the board of directors voted, subject to stockholder approval, to grant options to purchase 1,000,000 shares of common stock to certain officers at a per share price ranging from $ .63 to $ .69. This grant was not connected with the incentive stock option plans.

The board also voted, subject to stockholder approval, to grant options to purchase shares of common stock to certain officers based on the Company achieving either specified gross sales or stock price goals as follows:

Fiscal Year Ending        Options to Purchase      Gross Sales    Stock Price
       April 30        Shares of Common Stock        Goals           Goals*
- ------------------     ----------------------      -----------    -----------

       1997                    511,500             $12,500,000      $1.50
       1998                    558,000              14,000,000       1.75
       1999                    604,500              15,500,000       2.00

* Average over last 90 days of fiscal year.


Note 10 - Related Party Transactions

         During the fiscal years ended April 30, 1996, 1995 and 1994, the Company purchased products totaling approximately $396,000 , $678,000, and $92,000, respectively, from a corporation which is owned and operated by a principal stockholder and executive vice president of the Company. During the fiscal years ended April 30, 1996, 1995 and 1994 the Company incurred product development expenses of approximately $27,000, $49,000 and $ - 0 - , respectively, payable to this corporation.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

Note 10 - Continued

         During the fiscal years ended April 30, 1996, 1995 and 1994, the Company paid approximately $72,000, $66,000, and $85,000, respectively, to an officer for legal services rendered.

         As of April 30, 1996 and 1995 the Company held 8% notes receivable from certain officers aggregating approximately $111,000 and $349,000, respectively, including interest. Interest income for the years ended April 30, 1996, 1995, and 1994 on officers' loans totaled approximately $26,000, $21,000, and $26,000, respectively.


         The Company has a non-interest bearing loan receivable from Kidsview, Inc., a subsidiary of EVO, in the amount of $194,117 at April 30, 1996. See Note 12 b regarding management's intentions with respect to future investments in EVO.

Note 11 - Commitments and Contingencies

       (a) License Agreements

         The Company has the right to use product names and designs under license agreements with designers. These agreements require the Company to pay royalties ranging from 5% to 10% of sales.

         For the fiscal years ended April 30, 1996, 1995, and 1994 approximately 29 % (1996) , 24% (1995), and 90% (1994) of sales have been of products licensed by Shari Lewis Enterprises, Inc. Approximately 50% (1996) and 35% (1995) of sales have been of licensed products (the Zoo Borns product line which was sold in September 1995, see Note 4).

       (b) Major Customers

         The Company had sales to major customers during the years ended April 30, 1996, 1995, and 1994 as follows:

                                                       % of Total Sales
         Year Ended                Number of           Attributable to
           April 30            Major Customers         Major Customers
           --------            ---------------         ---------------

             1996                  2                           68
             1995                  2                           40
             1994                  2                           30

Note 12 - Subsequent Events

(a)      Margin Account and Sale of Glasgal Stock

         On May 28, 1996, the Company established a margin account with the brokerage firm of Cowen & Company (Cowen). In that connection, the Company delivered 300,000 shares of common stock of Glasgal held by the Company to Cowen and borrowed $500,000 against such account.

         On June 10, 1996, the Company sold (at $9.00 per share) 115,000 shares of common stock of Glasgal held by the Company in its margin account. The Company received net proceeds from such sale aggregating approximately $1,000,000. The Company used approximately one-half of the proceeds to pay off its margin loan of approximately $500,000.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

(b)      Investment in Evolutions, Inc. (Unaudited)

         The net proceeds from the transactions referred to above (approximately $1,000,000) was invested in common stock of EVO at $2.50 per share, and warrants exercisable at $3.50 per share to purchase common stock of EVO. The Company also intends to make an additional equity investment in EVO of approximately $800,000 on the same terms, which will include the transfer by the Company of 106,667 shares of Glasgal common stock held by the Company, which is expected to occur during the fiscal quarter ending October 31, 1996. As an inducement for such investments, the Company will receive additional warrants to purchase 400,000 additional shares of EVO common stock, exercisable at $2.50 per share.


Note 13 - Quarterly Results (Unaudited)

                        1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                        -----------   -----------   -----------   -----------
Fiscal year ended
April 30, 1996

      Sales              $120,475       $778,664     $202,299       $(6,854)
      Net income(loss)   (504,531)     1,871,015     (141,688)      189,546
      Earning(loss) per
        common share       ( .06)          .15         ( .01)        ( .01)

Fiscal year ended
April 30, 1995

      Sales              $526,194     $1,397,235   $1,726,410      $249,313
      Net income(loss)   (296,078)      (283,803)    (115,983)   (3,469,371)
      (Loss) per
        common share       ( .03)         (.03)        ( .01)        ( .39)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 1, 1996, the Company's Board of Directors appointed Bederson & Company LLP ("Bederson") as independent auditors to audit the financial statements of the Company for the fiscal year ended April 30, 1996. Bederson was engaged as auditors following the withdrawal of one of the principals in the accounting firm of Todman & Co. ("Todman"), the auditors of the Company's financial statements for fiscal years up to and including the fiscal year ended April 30, 1995, and after his joining Bederson as a partner. During Todman's engagement there were no disagreements with Todman on any matter of accounting principle or practices, financial statement disclosure or audit scope or procedure, which disagreements if not resolved to the satisfaction of Todman would have caused Todman to make reference to the subject matter of the disagreement in connection with Todman's report for the fiscal year ended April 30, 1995.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the executive officers and directors of the Company as of the date hereof.

    NAME                        AGE               POSITION
    ----                        ---               --------
    Joseph M. Salvani           39                Chairman of the Board and
                                                  Principal Executive Officer

    Peter L. Schneider          43                President and Director


    Barry A. Rosner             53                Vice President, Treasurer,
                                                  Director and Principal
                                                  Financial Officer

    Y.S. Ling                   51                Executive Vice President,
                                                  International Operations

    Howard G. Peretz            57                Executive Vice President

    William B. Rodman           57                Secretary


The directors serve until the next annual meeting of stockholders and thereafter until their successors shall have been elected and qualified. The officers are elected annually by the directors and serve at the discretion of the Board of Directors. The following sets forth biographical information as to the business experience of each director of the Company for at least the past five years. No family relationships exist among any of the Company's executive officers or directors.

JOSEPH M. SALVANI has been Chairman of the Board of Directors and Principal Executive Officer of the Company since August 10, 1992. From 1981 to 1986 Mr. Salvani was the Senior Chemical Industry Analyst and also held the position of Senior Vice President at Goldman, Sachs & Co. From 1986 to 1989 he was a general partner and Hedge Fund Manager of Steinhardt Partners. From 1989 to 1991, he was a managing partner of EGS Partners with the responsibilities of managing performance-based hedge funds and raising funds for small companies. Beginning in early 1991, Mr. Salvani became President of Salvani Investments. In addition, Mr. Salvani was a registered broker with Brookehill Equities Inc. from March 1991 to July 31, 1992. Mr. Salvani is also a director of Medicis Pharmaceutical, Inc. a pharmaceutical company, and of Glasgal Communications, Inc. Mr. Salvani is a graduate of Rutgers College with Bachelor of Science degrees in Accounting, Economics and Finance. He also holds a Master's degree in Business Administration from Columbia University. Mr. Salvani spends approximately 30% of his time in connection with the Company's business.

PETER L. SCHNEIDER has been the President of the Company and a director since its inception in 1986 and was Chairman of the Board of Directors and Principal Executive Officer from 1986 to August 10, 1992. He is a founder of the Company. From 1983 to 1986 Mr. Schneider was the Executive Vice President of Extra Special, Inc., a toy and giftware company, where he was also Chief Operating Officer and a director. He has held executive positions of responsibility in product development, marketing, sales and operations with several toy and consumer products companies such as Applause/Knickerbocker Toy Co. and Matchbox USA. He began his career at Procter & Gamble, a consumer products company, in 1974 as part of the Management Training Program. Mr. Schneider is a graduate of the University of Rhode Island with a Bachelor of Science degree in Business Administration.

BARRY A. ROSNER is a Vice President and Treasurer of the Company and was elected a director in 1988. He has been an independent Certified Public Accountant since 1968 and since that date has operated as a sole practitioner. Prior to that he held positions with various public accounting firms from 1965 to 1968. Mr. Rosner was graduated from the State University at Buffalo in 1964 with a Bachelor of Science degree in Business Administration. He is a member of the New Jersey State Society of Certified Public Accountants. Mr. Rosner devotes a limited amount of his time to the business of the Company. On November 1, 1989, Mr. Rosner was served with a summons and complaint from two former clients alleging, in general, that in connection with his independent accounting practice he was negligent in rendering certain accounting services to such clients. Such case has been settled.

Y.S. LING, has been an Executive Vice President of the Company since its inception in 1986 and is a founder of the Company. Mr. Ling is also the President of Well World Toy Co., Ltd. Of Taipei, Taiwan. Well World has had two generations of successful toy development and manufacturing operations. He joined Well World after his studies at the University of Taipei in 1964 and has been with Well World since that date.

HOWARD G. PERETZ, joined the Company as Executive Vice President under an employment agreement, effective for a two year period commencing as of September 1, 1993, with assignments in the areas of strategic planning, new product acquisition, and distribution expansion. Mr. Peretz was formerly a Vice President of Marketing at both Hasbro and Knickerbocker Toys. He also headed his own development group, Packaged Play Development. Mr. Peretz was also a partner in Starshine, a New Jersey based company specializing in the selling of licensed stuffed toys to the gift trade. Since 1987, Mr. Peretz has had consulting assignments with some of the leading companies in the children's field - Applause, Kenner, Tyco, General Mills Fun Group, CBS toys, Hallmark and Ringling Bros Barnum & Baily.

WILLIAM B. RODMAN,  was  elected   Secretary  of the  Company in 1988. He was a
member of the law firm of Reid & Priest for more than ten years. Since 1986 he has been counsel to several New York law firms.


During the fiscal year ended April 30, 1996, the Board of Directors of the Company held four meetings. No member of the Board of Directors attended fewer than 75% of the meetings of the Board in the fiscal year ended April 30, 1996. There is no Executive Committee or Audit Committee. The Board as a whole serves as a Nominating Committee, Compensation Committee and Stock Option Committee. Directors receive no compensation for serving in such capacity.

ITEM 11.  EXECUTIVE COMPENSATION

The Company's Board of Directors does not have a Compensation Committee. The Company's three directors vote on all matters relating to Executive compensation. No director, however, participates in discussions or any formal action of the Board relating to matters concerning such director's compensation.

The Board of Directors, pursuant to the method described above, reviews the reasonableness of compensation paid to executive officers of the Company by comparison to compensation paid to executives of competing companies, taking into account the Company's performance.

The Board of Directors has reviewed the compensation for each of the executive officers for fiscal year 1996 and determined that, in its opinion, the compensation of such officers was reasonable and appropriate in view of the Company's performance and the contribution of those officers to such performance.

The only officers or directors who receive aggregate remuneration in excess of $60,000 during the fiscal year ended April 30, 1996 were Peter Schneider, who earned $151,831, Y.S. Ling who received $284,340 and Howard Peretz who received $131,831. The total aggregate remuneration received during such period by all of the officers and directors as a group was $617,046. Other non-cash compensation such as the use of an automobile leased by the Company and payment of premiums for insurance for the benefit of Mr. Schneider did not exceed 10% of the cash compensation paid to Mr. Schneider or to all executive officers as a group.

On September 1, 1992, the Company entered into a two-year agreement under which Joseph M. Salvani received annual cash compensation of $120,000, which was paid in equal monthly installments. Mr. Salvani has been granted options by principal stockholders to purchase 1,910,000 shares of Common Stock at an exercise price of $ .20 per share. The options will expire on June 30, 1997 and if exercised in full may result in a change of control of the Company. In the event Mr. Salvani exercises the options while the Company is primarily engaged in its current business, Mr.Salvani has agreed to grant Mr. Schneider a proxy to vote such shares for such period of time that the Company is engaged in its current business. In addition, the Company has agreed to register such shares. No employee has a written employment agreement at April 30, 1996.

Other than as described below, the Company has no pension or profit-sharing plan or other contingent forms of remuneration.

The following table summarizes compensation paid by the Company for services rendered during 1996, 1995, and 1994 by the Principal Executive Officer and all other compensated executives of the Company (collectively, together with the Principal Executive Officer, the "Executive Officers") other than the Principal Executive Officer.



                                      SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
                                                                           ----------------------
                        Annual Compensation                        Awards                            Payments
                        -------------------                        ------                            --------
Name and Principal     Year  Salary    Bonus    Other Annual    Restricted     Securities      LTIP         All
Position                       ($)      ($)     Compensation      Stock        Underlying                  Other
                                                      ($)        Awards ($)     Options/         ($)        ($)
                                                                               SARS ($)
- ------------------     ----  -------  ------     ------------   ------------    ------------   ----------   -------

Joseph M. Salvani      1996     -        -           -              -              -               -           -
Chairman of the
Board and Principal
Executive Officer      1995     -        -           -              -              -               -           -


                       1994   120,000    -           -              -            86,505            -           -


Peter L. Schneider     1996   151,831    -           -              -              -               -           -
President and
Director
                       1995   145,454    -           -              -              -               -           -


                       1994   146,500    -           -              -         1,930,000            -           -



Howard Peretz          1996    131,831   -           -              -              -               -           -
Executive Vice Presiden

                       1995    151,206   -           -              -              -               -           -


                       1994     83,333   -           -              -           146,000            -           -



Y.S. Ling              1996       -    284,340       -              -              -               -           -
Executive
Vice President

                       1995       -     25,000       -              -              -               -           -


                       1994       -      -           -              -         1,900,000            -           -


For information regarding Stock Options, see following tables.


                              OPTIONS GRANTED IN LAST FISCAL YEAR
                 There were no stock options granted to the Executive Officers during the fiscal year ended April 30, 1996.

The following table sets forth information with respect to Executive Officers concerning unexercised options held as of the fiscal year ended April 30, 1996. None of the Executive Officers exercised options during the fiscal year ended April 30, 1996. No options were repriced during the fiscal year ended April 30, 1996.


                 AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1996
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                     Value of Unexercised
                                                      Number of Unexercised         In-the-Money Options at
                                                       Options at F/Y End                Fiscal Year End
                          Shares         Value
    Name                Exercise(#)  ($)realized   Exercisable  Unexercisable*     Exercisable   Unexercisable*
    ----               -----------    -----------  -----------  --------------     -----------   -------------
Joseph M. Salvani
 Chairman of the
 Board and Principal
 Executive Officer         0               0          86,505          0                 0             0
Peter L. Schneider
 President                 0               0         136,304      1,900,000             0             0
Y.S. Ling
 Executive Vice
 President                 0               0            0         1,900,000             0             0
Howard G. Peretz
 Executive Vice
 President                 0               0          16,000        130,000             0             0
Barry A. Rosner
 Vice President,
 Treasurer and Principal
 Financial Officer         0               0          55,000        230,000             0             0
William B. Rodman
 Secretary                 0               0          70,000        230,000             0             0



* All unexercisable options were granted subject to stockholder ratification except for options to purchase 30,000 shares, 16,000 shares, 16,000 shares, 16,000 shares granted under the 1988 Incentive Stock Option Plan to Messrs. Schneider, Peretz, Rosner and Rodman, respectively.



              LONG TERM INCENTIVE PLANS-AWARDS IN FISCAL YEAR 1996

There were no long term incentive plans-awards granted to the Executive Officers during the fiscal year ended April 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At July 31, 1996, the directors and officers of the Company and their affiliates owned 2,761,669 shares of Common Stock representing approximately 30 % of the issued and outstanding shares of Common Stock.

The following table sets forth, as of the July 31, 1996, the holdings of voting securities of the Company by those persons owning of record or known by the Company to own beneficially or otherwise to have voting or dispositive control over 5% or more of any class of the Company's securities, the holdings by each director, and the holdings by all of the officers and directors of the Company as a group.



Title       Name and Address of            Amount and Nature         Percent
of Class     Beneficial Owner(1)           of Beneficial               Of
                                           Ownership(2)              Class
- --------    ----------------------------   -----------------         -------
Common      Peter L. Schneider             2,708,232 shs.(3)(4)       29.9%
Common      Y.S. Ling                      1,281,616 shs.             14.1%
Common      Barry A. Rosner                        0 shs.(5)            -
Common      Joseph Salvani                         0 shs.(6)            -
Common      Pure Tech International Inc.           0 shs.(7)            -
            Somerset, NJ 08875
Common      Edward Lagomarsino                     0 shs.(8)            -
            22 Sunflower Drive
            Upper Saddle River, NJ
Common      Charles Lieberman                 252,551 shs.(9)           2%
            400 Canterbury Lane
            Wyckoff, NJ 07481
Common      A&S Rifkin Partnership                  0 shs.(10)          -
            1400 Sans Souci Parkway
            Wilkes Barre, PA 18703
Common      All Directors and Officers      2,761,669 shs.(4)(5)(6)   30.5%
            as a Group (6 Persons)
Convertible Edward Lagomarsino                250,000 shs.              5%
Preferred   See above
Convertible Pure Tech International Inc.      300,000 shs.              6%
Preferred   See above
Convertible All Directors and Officers                0 shs.            0%
Preferred   as a Group (6 Persons)


     (1) The address for Messrs. Schneider, Ling, Rosner and Salvani is 266 Harristown Road, Suite 108, Glen Rock, NJ 07452.

     (2) All shares are directly held except as otherwise  stated.

     (3) Includes 1,281,616 shares of Common Stock beneficially owned by Mr. Schneider because of a proxy given to him by Y.S. Ling. Mr. Schneider may be deemed to be a control person.

     (4) Does not include options to purchase 106,304 shares of Common Stock which became exercisable in May 1993.

     (5) Does not include (i) options to purchase 39,000 shares of Common Stock which became exercisable in May 1993 and (ii) 7,601 shares of Common Stock owned by Barbara Rosner, Mr. Rosner's wife. Mr. Rosner disclaims beneficial ownership of such shares.

     (6) Does not include an option granted by Messrs. Schneider (946,000 shares), Ling (878,000 shares) and Rodman (86,000 shares) exercisable until June 30, 1997 to purchase 1,910,000 shares of Common Stock at a price of $.20 per share. Does not include options under the Company's Incentive Stock Option Plan to purchase an additional 86,505 shares of Common Stock which became exercisable in September 1993.

     (7) Does not include 300,000 shares of Convertible Preferred Stock convertible into 900,000 shares of Common Stock and 1992 Warrants to purchase 150,000 shares of Common Stock.

     (8) Does not include 250,000 shares of Convertible Preferred Stock convertible into 750,000 shares of Common Stock and 1992 Warrants to purchase 125,000 shares of Common Stock.

     (9) Does not include 252,551 shares of Common Stock, 100,000 shares of Convertible Preferred Stock convertible into 300,000 shares of Common Stock and 1992 Warrants to purchase 50,000 shares of Common Stock.

     (10) Does not include 150,000 shares of Convertible Preferred Stock convertible into 450,000 shares of Common Stock and 1992 Warrants to purchase 75,000 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 1996, the Company purchased products totaling approximately $396,000 from Well World Toy Company, Ltd., which is owned and operated by Y.S. Ling, a principal stockholder and Executive Vice President of the Company. In fiscal 1995 and 1994, there were purchases totaling approximately $678,000 and $91,560, respectively. During the fiscal years ended April 30, 1994, 1995 and 1996, the Company incurred product development expenses of $0, $49,210 and $26,540 respectively, payable to Well World Toy Company, Ltd.

During the year ended April 30, 1993, Peter Schneider, the former Chairman of the Board of Directors, and currently the President and a principal stockholder of the Company, borrowed $54,685 from the Company. Mr. Schneider signed a promissory note for such amount which bears interest at the rate of 8% per annum (the "Schneider Note"). The Schneider Note was due on April 29, 1994, was rolled over and is due on August 10, 1997. Such loan has not yet been repaid. The amount due, including accrued interest, approximated $73,000 at April 30, 1996.

On February 28, 1990, Mr. Ling , a principal stockholder and Executive Vice President, borrowed $100,000, from the Company. The loan is collateralized by 35,000 shares of Mr. Ling's Common Stock of the Company. Mr. Ling signed a promissary note which bears interest at the rate of 10% per annum and is payable upon demand. Because of Mr. Ling's continuing efforts on behalf of the Company and recognizing his value to the Company in view of his expertise in manufacturing and sourcing of materials and because the Company did not otherwise compensate Mr. Ling in any substantial way for his services, on January 7, 1994, the Company loaned Mr. Ling an additional $150,000. Mr. Ling signed a promissory note bearing interest at the rate of 8% per annum and payable on October 6, 1994. As of April 30, 1996, the amount owed to the Company by Mr. Ling under such notes was $0 as approximately $284,000 of the amount receivable from Mr. Ling was charged to compensation expense for his services in connection with the sale of certain Company product lines during fiscal 1996.

In October and November 1992 and February 1993, the Company entered into a lending arrangement with Joseph Salvani, Chairman of the Board , whereby the Company, recognizing the positive benefits to the Company resulting from Mr. Salvani's efforts in connection with the Company's search for a suitable merger candidate, his identification of Glasgal and his efforts in connection with the Glasgal transaction, loaned him an aggregate of $350,000 with interest at the annual rate of 8%. The loans provided for a maturity date of June 30, 1993 and were secured by an assignment of all the rights and interest of Mr. Salvani in an option agreement, which expires on June 30, 1997, wherein Mr. Salvani has the right to acquire for $ .20 per share up to 1,910,000 shares of the Company's Common Stock from executive officers of the Company. Mr. Salvani repaid all such loans by May 3, 1993, together with $10,661 interest.

In December 1992, in order to provide additional capital for the Company, Messrs. Rosner and Rodman loaned the Company $22,000 and $30,000, respectively, and certain relatives of Mr. Rosner loaned the Company an additional $31,000.
Such loans, which are evidenced by convertible notes, bear interest at the annual rate of 8% and were due on December 31, 1995. As an inducement for making such loans, the holders can convert such notes into equity securities in the event the Company undertakes a future private placement, the terms of which have yet to be determined. Because of Mr. Rosner's continuing efforts on behalf of the Company and recognizing his value to the Company as its principal financial officer, and because the Company does not otherwise compensate Mr. Rosner in any substantial way for his services, on November 15, 1993 the Company loaned Mr. Rosner $44,000. Mr. Rosner signed a promissory note bearing interest at the rate of 6% per annum. The amount has been repaid in full, including accrued interest.

At April 30, 1996, Howard Peretz, an Executive Vice President, had borrowed an aggregate of approximately $26,000 from the Company. Mr. Peretz has signed promissory notes which bear interest at the rate of 5% per annum and which are payable upon demand.

The loans to officers referred to above were made on terms favorable to the borrowers. The Company considers making loans to its officers on a case-by-case basis. The Company believes that loans are an important element of incentives for executives, since the Company does not have the ability to pay compensation packages to its executives comparable to those paid by other public companies as additional incentives to attract key people. The Company believes that the benefit of such loans outweighs the negative effect on the Company of not having the funds loaned to these executives available to meet the Company's recurring needs for additional working capital. Currently, the Company is not considering making any such loans. With respect to amounts paid by the Company to Mr. Rodman for professional services rendered, see Note 10 of Notes to Consolidated Financial Statements for the fiscal years ended April 30, 1994, 1995 and 1996.

On March 6, 1991, as part of a private replacement of its securities, the Company entered into lending agreements with Mr. Charles Lieberman, Mr. Ira Lamster and Mrs. Barbara Rosner whereby the Company borrowed $230,000, $32,000 and $11,500 from such persons, respectively, for a period of six months at a semiannual rate of interest of 14.5%. As an inducement for such persons to enter into such transactions, the Company agreed to sell to such persons on a restricted basis 14,286, 2,000 and 714 shares of Common Stock, respectively, for an aggregate consideration of $22,312 or approximately $1.31 per share. In April 1991, the Company entered into negotiations with Mrs. Rosner which resulted in the reduction of the Company's note to Mrs. Rosner, referred to above, from $11,500 to $1,233. In October 1991, the Company paid off $32,000 (plus accrued interest) with respect to such loans. At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to $276,000 with interest thereon at the annual rate of 10%. At April 30, 1996 such loans amounted to approximately $395,000 including interest.

On September 1, 1993, the Company entered into an employment agreement with Howard G. Peretz, Executive Vice President of the Company, pursuant to which Mr. Peretz received an annual salary of $125,000 plus incentive bonuses through December 31, 1994 not to exceed $50,000. Such employment agreement expired on December 31, 1995.

Because of its inability prior to April 30, 1993 to finance any diversification of its toy business, the Company agreed to allow Peter Schneider at his expense to organize and to arrange for the financing of separate companies (Gift Connect International, Inc. for the gift business and P.J. Toy Company , Inc. for generic stuffed toy products) to explore the marketing of the Company's products through gift outlets and to create generic stuffed toy product for distribution through mass market and gift outlets. As an inducement for the Company to explore such marketing of such products, the Company would manufacture all products for these entities and receive pro rata reimbursement for any overhead expenses incurred by the Company, including allocation for salaries and related expenses and office expenses, with payment guaranteed by Mr. Schneider, and a percentage of the profits from these operations. During the fiscal year ended April 30, 1993, the Company began its review of the operations relating to such businesses. At such date sales to gift outlets approximated $200,000. The Company had made interest-free advances to the gift company of $372,893 to be repaid as soon as practicable out of available funds, of which $140,000 was repaid by May 31, 1993, in connection with the operations of the gift business. Included in this advance was $83,380 representing overhead costs, described above, incurred by the Company on behalf of the gift business. The business purpose of the advances was to permit the Company, with limited exposure, to participate (as contract manufacturer) in the development of these ancillary businesses and to share in the profits resulting from sales. Based upon the Company's current and projected levels of business for fiscal 1994, which reflected substantial sales of the Lamb Chop (Registered Trademark) product line, Mr. Schneider relinquished and transferred to the Company all of his interest in such businesses which in effect returned all outstanding advances to the Company with neither a loss to the Company nor a profit to Mr. Schneider. During the fiscal year ended April 30, 1994, the Company had revenues from the gift business approximating $800,000 and revenues approximating $600,000 from the sale of generic stuffed toy products. However, the gift business was not profitable operating at such levels because of the high administrative costs involved in selling to large groups of small customers instead of the large customers served by the Company's toy business. It was also determined that the generic stuffed toy business would not provide acceptable margin levels and significant growth potential. Accordingly, after April 30, 1994, the Company determined that because of the costs involved in developing those businesses and the extensive capital requirements (for inventory, receivables and marketing) for developing such businesses, the Company could better apply its limited resources to its core toy business. At the present time, the Company has virtually terminated its activities in connection with these businesses.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(A)      Exhibits

Copies of any exhibit not contained herein may be obtained by writing to the Company at 266 Harristown Road, Suite 108, Glen Rock, New Jersey 07452.

(B)      Financial Statement Schedules

         None

(C)      Reports on Form 8-K

         None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) EXHIBITS

     *2.0 - Common Stock Purchase Agreement between the Company and Glasgal Communications, Inc. (filed with Annual Report on Form 10-K for the fiscal year ended April 30, 1995 as Exhibit 2.0)

     *3.1  -  Certificate   of   Incorportation   of  the  Company  (filed  with
     Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as Exhibit 3.1)

     *3.2 - Certificates of Amendment of the Certificate of Incorporation (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as Exhibit 3.2)

     *3.3 - Certificate of Designations of Convertible Preferred Stock (filed with Registration Statement on Form SB-2, File No. 33-58592, effectiveness pending, as Exhibit 3.3)

     *3.4 - By laws of the Company, as amended (filed with Annual Report on Form 10-K for the fiscal year ended April 30, 1990 as Exhibit 3.3)

     *4.1 - Specimen Common Stock Certificate (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as Exhibit 4.1)

     *4.2 - Form of Warrant Agreement relating to Redeemable Class A Warrants and Redeemable Class B Warrants (filed with Registration Statement on Form S-18, File No. 33-24473- NY, effective November 9, 1989 as Exhibit 4.3)

     *4.3 - Specimen Redeemable Class A Warrant Certificate (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as Exhibit 4.4)

     *4.4 - Specimen Redeemable Class B Warrant Certificate (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as Exhibit 4.5)

     *4.5 - Specimen 1992 Warrant (filed with Registration Statement on Form SB-2, File No. 33-585-92, effectiveness pending, as Exhibit 4.5)

     *10.1 - License Agreement between the Company and Shari Lewis Enterprises, Inc. (filed with Annual Report on Form 10-K for the fiscal year ended April 30, 1991 as Exhibit 10.11)

     *10.2 - License Agreement between the Company and Shari Lewis Enterprises Inc. as amended (filed with Registration Statement on Form SB-2, File No. 33-58592, effectiveness pending, as Exhibit 10.8)

     *10.3 - Incentive Stock Option Plan of the Company (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as
     Exhibit 10.4)

     *10.4 - Employment Agreement between the Company and Howard G. Peretz (filed with Annual Report on Form 10-K for the fiscal year ended April 30, 1994 as Exhibit 10.10)

     *10.5 - Loan and Security Agreement between the Company and Glasgal Communications, Inc. (filed with Registration Statement on Form SB-2, File No. 33-58592, effectiveness pending, as Exhibit 10.15)

     21  -  List  of  Subsidiaries:   Amerawell  Products,  Ltd.,  a  Hong  Kong
            corporation

     23  -  Auditors' Consent

     24  -  Power of Attorney


*Incorporated herein by reference.

(b) FINANCIAL STATEMENT SCHEDULES

     None

(c) REPORTS ON FORM 8-K

     None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Glen Rock, State of New Jersey on the 5th day of August 1996.


                                         DIRECT CONNECT INTERNATIONAL INC.
                                                   (Registrant)

                                            By:/s/ Peter S. Schneider
                                            -------------------------
                                          (Peter L. Schneider, President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                             Date
- ---------              -----                             ----

Joseph M. Salvani      Chairman of the Board and         August 5, 1996
                       Principal Executive Officer

Peter L. Schneider     President and Director            August 5, 1996

Barry A. Rosner        Vice President-Finance,           August 5, 1996
                       Treasurer and Principal
                       Financial and Accounting
                       Officer and Director

Joseph M. Salvani
Peter L. Schneider     All of the Directors              August 5,  1996
Barry A. Rosner

Peter L. Schneider, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons pursuant to powers of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission.

                                              By: /s/ Peter L. Schneider
                                              --------------------------
                                              Peter L. Schneider
                                              Attorney-in-fact

                                                                   EXHIBIT 23



                         CONSENT OF INDEPENDENT AUDITORS


Direct Connect International Inc.:

     We hereby consent to the inclusion in this Annual Report on Form 10-K, for the fiscal year ended April 30, 1996, of our Report, dated July 26, 1995, in connection with our audit of the Financial Statements of Direct Connect International Inc. and Subsidiary as of and for the fiscal years ended April 30, 1995 and 1994.

                                                  /S/ Todman & Co., CPAs, P.C.

New York, NY
August 5, 1996

                                                                     EXHIBIT 24


                        DIRECT CONNECT INTERNATIONAL INC.

                                POWER OF ATTORNEY

                                    FORM 10-K

The undersigned, Direct Connect International Inc., a Delaware corporation, and certain of its officers and/or directors, do each hereby consititute and appoint Peter L. Schneider, William B. Rodman, and Barry A. Rosner, and each of them, to act as attorneys-in-fact for and in the respective names, places and stead of the undersigned, to execute, seal, sign and file with the Securities and Exchange Commission an annual report of said Direct Connect International Inc. on Form 10-K and any and all amendments thereto for the purpose of filing under the Securities Exchange Act of 1934, hereby granting to said attorneys-in-fact, and each of them, full power and authority to do and perform all and every act and thing whatsoever requisite, necessary or proper to be done in and about the premises, as fully to all intents and purposes as the undersigned, or any of them, might or could do if personally present, hereby ratifying and approving the acts of said attorneys-in-fact.

                     Executed the 5th day of August , 1996.

                        DIRECT CONNECT INTERNATIONAL INC.

                            By /S/ PETER L. SCHNEIDER
                            -------------------------
                               Peter L. Schneider - President

[Corporate Seal]
ATTEST:

/S/ WILLIAM B. RODMAN
Secretary
                               Principal, Executive Officers
                               and all of the Directors
                               -----------------------------

/S/ JOSEPH M. SALVANI          Chairman and Principal
Joseph M. Salvani              Executive Officer and Director


/S/ PETER L. SCHNEIDER         President and Principal Operating
Peter L. Schneider             Officer and Director


/S/ BARRY A. ROSNER            Vice President, Treasurer and
Barry A. Rosner                Principal Financial and Accounting
                               Officer and Director