Form 10-Q
period 1996-07-31
DIRECT CONNECT INTERNATIONAL INC
filed 1996-09-13
CIK 840815

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996
         -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM                     TO                      .
              --------------         -----------------

                             COMMISSION FILE NUMBER

                                     0-18288
                                     -------

                        DIRECT CONNECT INTERNATIONAL INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               22-2705223
         ---------                                              -----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

266 Harristown Road
Glen Rock, New Jersey                                             07452
- ---------------------                                             ------
(Address of principal executive                                 (Zip Code)
offices)

Registrant's telephone number, including area code - (201) 445-2101
                                                      -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X       NO
                                     ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996: 9,062,066.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY

                                      INDEX

PART I.             FINANCIAL INFORMATION                          PAGE NO

          Item 1.   Financial Statements

                    Condensed Consolidated
                    Balance Sheets -
                    July 31, 1996 and
                    April 30, 1996                                    3

                    Condensed Statements
                    Of Consolidated
                    Operations - Three
                    Months Ended July 31,
                    1996 and July 31, 1995                            4

                    Condensed Statements
                    Of Consolidated Cash
                    Flows - Three Months
                    Ended July 31, 1996
                    and July 31, 1995                                 5

                    Notes to Financial Statements                     6

          Item 2.   Management's Discussion
                    and Analysis of Results
                    of Operations and
                    Financial Condition                             7 - 14


PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports
                    on Form 8-K                                      15

          Signatures                                                 16

PART 1.     FINANCIAL INFORMATION

                   ITEM 1. FINANCIAL STATEMENTS

                Direct Connect International Inc. and Subsidiary
                           Consolidated Balance Sheets

                                     ASSETS

                                              July 31, 1996    April 30, 1996
                                              -------------    --------------
                                                (Unaudited)
Current assets
    Cash and cash equivalents                    $168,934           $67,886
    Accounts receivable                           200,375            20,652
    Due from Kidsview, Inc.                     1,373,167           194,117
    Notes receivable-officers                     118,990           111,355
    Investments                                    54,171            54,171
    Prepaid financing costs and other expenses     11,607            69,075
                                                   ------            ------
                    Total current assets        1,927,244           517,256
                                                ---------           -------

Property and equipment , at cost
    Furniture and fixtures                         43,912            42,543
    Molds, tools and dies                         275,481           267,498
                                                  -------           -------
                                                  319,393           310,041
    Less: accumulated depreciation                241,364           234,813
                                                  -------           -------
                                                   78,029            75,228
                                                   ------            ------

Investment in Glasgal                           1,999,986         2,111,151
Investment in Evolutions Inc.                      75,000            75,000
Deferred Income taxes                             809,287           809,287
Security deposits                                     700               700
                                                ---------         ---------
                                                2,884,973         2,996,138
                                                ---------         ---------
                         Total assets          $4,890,246        $3,588,622
                                               ==========        ==========

                  LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                             $896,446          $947,512
    Accrued expenses and taxes payable            120,753            49,825
    Notes payable-officers and stockholders       462,764           461,716
    Notes payable-other, current portion        1,798,365         1,411,424
    Investment, warrants to sell Glasgal          300,000           300,000
                                                  -------           -------
              Total current liabilities         3,578,328         3,170,477
                                                ---------         ---------


Stockholders' equity
    Convertible preferred stock:
       Authorized 5,000,000 shares, $.001
       par value; issued and outstanding-
          5,000,000 shares                          5,000             5,000
    Common stock:
       Authorized 15,000,000 shares, $.001
       par value; issued and outstanding-
       9,062,066 shares                             9,062             9,062
    Capital in excess of par value              5,104,449         5,104,449
    Accumulated deficit                        (3,752,422)       (4,646,195)
    Unrealized loss on investments                (54,171)          (54,171)
                                                  -------           -------
       Total stockholders' equity               1,311,918           418,145
                                                ---------           -------
       Total liabilities and stockholders'
            equity                             $4,890,246        $3,588,622
                                               ==========        ==========



                          Direct Connect International Inc. and Subsidiary

                            Consolidated Statements of Operations


                                                     For the
                                               Three Months Ended
                                               ------------------
                                        July 31,1996       July 31,1995
                                        ------------       ------------
                                                  (Unaudited)

Revenues:
    Sales                                 $171,749            $120,475
                                          --------            --------
Costs and expenses
    Cost of goods sold                     163,477              63,949
    Royalties/licensing fees                15,809              10,225
    Product development costs                6,000               ----
    Advertising and promotion                 ----              65,881
    Depreciation                             6,551              18,204
    General and administrative expenses    234,664             325,193
    Less:  Management fees                (255,000)              ----
                                          --------             -------
                                           171,501             483,452
                                           -------             -------

Operating income (loss)                        248             (362,977)
Gain on sale of securities                 916,935               ----
Interest income                                 65                7,166
Other income                                 2,278                ----
Interest expense                           (25,753)            (148,720)
                                           -------             --------
Net income (loss)                         $893,773            ($504,531)
                                          ========            =========

Income (loss) per common share               $.06                ($.06)
                                             ====                =====





                Direct Connect International Inc. and Subsidiary
                           Consolidated Statements of Cash Flows

                                                        For Three Months Ended
                                                        ----------------------
                                                    July  31, 1996   July  31, 1995
                                                    --------------   --------------
                                                               (Unaudited)

Cash flows from operating activities
   Net income (loss)                                   $893,773        ($504,531)
                                                       --------        ---------
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
          Depreciation and amortization                   6,551           18,204
          Gain on sale of Glasgal stock                (916,935)           ---
   (Increase) decrease  in assets
          Accounts receivable                          (179,723)         (31,132)
          Prepaid financing costs and other expenses     57,468           46,716
          Inventories                                     ---             16,789
   Increase (decrease) in liabilities
         Accounts payable                               (51,066)         (83,624)
         Accrued expenses and taxes payable              70,928            5,780
                                                         ------            -----

   Total adjustments                                 (1,012,777)         (27,267)
                                                     ----------          -------
   Net cash (used in)
       operating activities                            (119,004)        (531,798)
                                                       --------         --------

Cash flows from investing activities
   Notes receivable-officers, increases                  (7,635)         (10,003)
   Increase in due from Kidsview, Inc.               (1,179,050)           ---
   Acquisition of property and equipment                 (9,352)         (55,776)
   Proceeds from sale of Glasgal stock                1,028,100            ---
                                                      ---------         ---------
   Net cash (used in) investing activities             (167,937)         (65,779)
                                                       --------          -------
Cash flows from financing activities
   Notes payable-officers and stockholders                1,048              174
   Increase in notes payable-other                      386,941          561,478
   Decrease in notes payable-other                        ---             (5,000)
                                                       --------           ------
   Net cash provided by  financing activities           387,989          556,652
                                                        -------          -------

Net increase (decrease) in cash and cash
   equivalents                                          101,048          (40,925)
Cash and cash equivalents at beginning of period         67,886          171,677
                                                         ------          -------
Cash and cash equivalents at end of period             $168,934         $130,752
                                                       ========         ========

Supplemental disclosure of cash flows information
   Cash paid during the three months for interest       $25,753          132,220
                                                        -------          -------



                       DIRECT CONNECT INTERNATIONAL INC.
                                 AND SUBSIDIARY

                         Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of July 31, 1996, (b) the results of operations for the three months ended July 31, 1996 and July 31, 1995 and (c) changes in cash flows for the three months ended July 31, 1996 and July 31, 1995.

2. Refer to the audited financial statements for the fiscal year ended April 30, 1996 for details of accounting policies and accounts, none of which have changed significantly in composition since that date.

3. Financial results for the interim period ended July 31, 1996 may not be indicative of the financial results for the fiscal year ended April 30, 1997.

4. The Company has available carry forward losses applicable to the reduction of future Federal income taxes aggregating approximately $4,500,000 at December 31, 1995 and which expire during the years 2003 to 2010.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended July 31, 1996 were $171,749 as compared to $120,475 for the same period in the prior fiscal year.

The Company intends to develop additional product lines; however, there can be no assurance that it will be able to do so on a commercially viable basis. If such product lines are so developed, the Company may be required to sell or license such product lines, depending on, among other factors, its financial resources.

At July 31, 1996, the Company had a backlog of confirmed orders from its customers of approximately $159,000 all of which were shipped by August 31, 1996.

Gross Profit

Gross Profit percentage for the three months ended July 31, 1996 was 4.81 % as compared to 46.92% for the three months ended July 31, 1995. This decrease resulted primarily from discounts and other direct product costs relating to the product line which was sold.

Royalties/Licensing Fees

Royalties/Licensing fees are variable expenses which increase as sales increase. In the three month period ended July 31, 1996, the Company paid royalties of approximately $15,809 (or 9% of sales) and $10,225 (or 8% of sales) in the three months ended July 31, 1995. The increase in royalties was primarily attributable to the increase in sales. In order to match revenues with expenses, minimum royalty guarantees are treated as prepaid expenses and are charged against income as the related products are sold. For fiscal 1996, the Company is not obligated to make minimum royalty payments pursuant to any license agreements.

Other Income

Other income amounted to approximately $900,000 for the three months ended July 31, 1996 as compared to $7,000 for the three months ended July 31, 1995. This increase comes from the sale of shares of Glasgal stock by the Company.

General and Administrative Expenses

For the three months ended July 31, 1996, the Company earned a management fee of $255,000 which covers the monthly reimbursement of the costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold. Set forth below are the principal components.

General and administrative expenses for the three months ended July 31, 1996 were $234,664 as compared to $325,193 for the three months ended July 31, 1995. Included in such amount for the three months ended July 31, 1996 were commissions which amounted to $8,467 as compared to $6,162 for the three months ended July 31, 1995. This increase resulted primarily from the increase in sales volume. Letter of credit and foreign office expenses amounted to $13,065 for the three months ended July 31, 1996 as compared to $2,335 for the three months ended July 31, 1995. This increase was due to the increase in, and timing of, general foreign office expenses. Warehouse costs were $365 for the three months ended July 31, 1996 as compared to $5,212 for the three months ended July 31, 1995.

For the three months ended July 31, 1996, salaries were $109,275 as compared to $93,434 for the three months ended July 31, 1995. Such increase was due to general salary increases in the current period.

Professional fees decreased to $12,049 for the three months ended July 31, 1996 as compared to $38,319 for the three months ended July 31, 1995. This decrease was primarily due to the reduction of professional services required by regulatory requirements.

Advertising expenses decreased to $-0- for the three months ended July 31, 1996 as compared to $65,881 for the three months ended July 31, 1995. This decrease was due to the sale of product lines in 1995.

Travel and entertainment expenses increased to $33,218 for the three months ended July 31, 1996 as compared to $20,352 for the three months ended July 31, 1995. This increase resulted from the Company's efforts to expand sales.


LIQUIDITY AND CAPITAL RESOURCES

During the next twelve months, the Company in addition to meeting its operating needs will have notes payable, as discussed below, in the amount of approximately $2,260,000 becoming due. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company anticipates funding its obligations from two principal sources. First, the Company intends to develop additional product lines which would be promoted and marketed in a manner similar to the manner in which the Company has utilized for its Zoo Borns and Tea Bunnies product lines which involved the transfer of such product lines to Evolutions, Inc. (EVO) as decribed herein. Second, the Company owns approximately 1,318,973 shares of common stock of Glasgal and may, from time to time, sell a portion of such shares. For additional information regarding prior dispositions of Glasgal shares, see the description of such transactions contained herein. There can be no assurance that the Company will be able to develop additional product lines, obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations. The Company expects to support its operations over the next five months through funds generated from its management contract with EVO as described herein. At July 31, 1996, the Company had a cash equivalent balance of $168,934 as compared to $130,752 at July 31, 1995.

For the three months ended July 31, 1996 the Company used cash from operations in the amount of $119,004 as compared to $531,798 from operations for the three months ended July 31, 1995. The Company obtained $387,989 from its financing activities for the three months ended July 31, 1996 as compared to $556,652 for the three months ended July 31, 1995. The amount for 1996 resulted primarily from borrowings using the Company's Glasgal shares as collateral. The amount for 1995 resulted primarily from the private placement of $475,000 of the notes discussed below.

For the three months ended July 31, 1996, the Company used $167,937 from its investing activities. Included in that amount were proceeds received in the amount of $1,028,100 from the sale of 115,000 shares of Glasgal stock. Also included in that amount was cash used to increase the Company's advances to Kidsview, Inc. by $1,179,050.

The Company in September 1995, entered into an agreement with EVO, whereby the Company transferred all rights and interests to its Zoo Borns product line, Tea Bunnies product line and Kidsview name to a subsidiary of EVO for $750,000 and shares of common stock of EVO equal to approximately 7% of EVO's then outstanding common stock (valued at $75,000) with the right to receive additional shares of common stock equal to approximately 15% of the outstanding common stock of EVO based on certain performance levels of the Zoo Borns and Tea Bunnies product lines over the next three years.

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

As part of the agreement, the Company will manage these product lines and will receive an amount equal to its monthly operating costs, up to $100,000, for such period of time as the Company is managing such product lines. The Company is providing the services of Peter Schneider, President of the Company, for such management. This management arrangement may terminate in September 1996 but could be extended for up to two additional years depending on certain performance levels of such product lines. For the three months ended July 31, 1996, the Company received fees from EVO in connection with this management arrangement amounting to $255,000.

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

The net proceeds from the transactions referred to above (approximately $1,000,000) was invested in common stock of Evolutions, Inc. (EVO) at $2.50 per share, and warrants exercisable at $3.50 per share to purchase common stock of EVO. The Company also intends to make an additional equity investment in EVO of approximately $800,000 on the same terms, which will include the transfer by the Company of 106,667 shares of Glasgal common stock held by the Company, in EVO common stock and warrants to purchase common stock, which is expected to occur during the fiscal quarter ending October 31, 1996. As an inducement for such investments, the Company will receive additional warrants to purchase 400,000 additional shares of EVO common stock exercisable at $2.50 per share.

To expand its business, the Company will have to seek additional financing and there can be no assurance that it will be able to obtain such financing. No assurance can be given as to the number of outstanding warrants, which represent a potential source of funds, that will be exercised. The Company is exploring alternatives to utilizing its equity investments in connection with financing its operations and developing new products.

In order to arrive at the completed stage, the Company's products must go through the following processes: product concept and design, product development and engineering, pre-production approval and product manufacture and distribution.

In order to supplement its cash flow, the Company, on March 6, 1991, entered into loan agreements with several investors whereby the Company borrowed an aggregate of $282,000 for six months with interest at the semiannual rate of 14.5%. As part of such transaction, the Company issued to such investors, in a private placement, an aggregate of 17,000 shares of its common stock, on a restricted basis, for an aggregate consideration of approximately $22,000. In October 1991, the Company paid off $32,000 (plus accrued interest) with respect to such loans. At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to approximately $290,000 including interest thereon at the annual rate of 10%. In September 1992 the Company delivered 200,000 shares of common stock to one of such investors in exchange for the contemplated cancellation of substantially all the balance of such loans. The Company under the terms of this arrangement remains contingently liable for the prior obligation depending on the future stock price and salability of the shares. The investor has been unable to sell the shares for a price of at least $1.625 and, accordingly, the shares can be returned to the Company. The Company is obligated to pay such investor the value of the note, plus accrued interest, aggregating approximately $395,100 at July 31, 1996. If the Company is unable to pay this obligation out of operating revenues, it will have to seek additional financing or sell a portion of its equity holdings in Glasgal to do so. There can be no assurance that the Company will be able to obtain such financing or sell such equity, in which event this obligation would have a material adverse effect upon the Company's operations.

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

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. Such private placement was closed in two stages, the first of which involved the purchase of 52-1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $ .53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438,900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and (b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $ .75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from 1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant.

In November 1992, the Company signed a merger agreement with Glasgal Communications, Inc. (Glasgal), a privately held company which provides network design, hardware and software, carrier facilities and support services for organizations in a diverse range of industries. The Company and Glasgal terminated the proposed merger agreement in December 1993 and entered into a stock purchase agreement described below.

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

In order to provide for additional working capital, to meet expenses related to the Glasgal merger, and to be in position to assist Glasgal in solving its immediate cash flow problems in contemplation of the merger, the Company entered into lending arrangements with several individuals under which the Company issued notes aggregating $780,000 plus interest thereon at the annual rate of 8% in private placements pursuant to an exemption from registration under Section 4(2) of the Act. Such notes matured between December 31, 1993, as extended, and December 31, 1995. At July 31, 1996, such notes amounted to $812,000 including accrued interest thereon. As an inducement for making such loans, it was intended that the holders would have an opportunity to convert such notes into equity securities when the Company next undertook a private placement, the terms of which had not been determined, provided that the holders met suitability requirements thereof. The Company believes that all of such holders either were officers of the Company or relatives of officers of the Company who in all cases were deemed to be suitable investors or other individuals who had preexisting personal relationships with officers or directors of the Company and, in addition, would have been deemed "accredited investors" as such term is defined in Rule 501 of Regulation D under the Act if an exemption had been sought under Regulation D. In view of the Company's default in payment of its obligations under the notes and its inability of afford the noteholders an opportunity to convert such notes into equity securities, several of the noteholders have recently contacted the Company and have threatened to commence litigation against the Company to enforce the Company's obligations under the notes. The company intends either to pay off the obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock per dollar subject to stockholder approval of an increase in authorized shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations.

In addition, the Company in February 1993 accepted a subscription from an unaffiliated non-U.S investor to purchase 1,500,000 shares of Common Stock, in a private placement, for an aggregate consideration of $300,000. The Company believes that such private placement did not result in any further adjustments of any outstanding warrants, options or convertible stock.

The Company, after termination of the Glasgal merger, entered into a common stock purchase agreement (the "Agreement") with Glasgal governing certain equity investments which the Company has made, and in the future intends to make, in Glasgal common stock. Pursuant to the Agreement, in January 1994 the Company converted outstanding indebtedness of Glasgal owed to the Company into equity of Glasgal which, upon consummation of the Glasgal merger with Sellectek Incorporated, resulted in the Company owning approximately 28% of the outstanding shares of Glasgal or 18.5% on a fully diluted basis. In addition, the Agreement gives Glasgal the right to require the Company to purchase an additional number of shares of common stock of Glasgal equal to 13.5% of the then outstanding shares (the "Additional Shares"), or 10% on a fully diluted basis, for an aggregate of approximately $8.4 million after giving effect to certain warrant solicitation fees (the "Additional DCI Investment"). Glasgal may require this purchase if, and then only to the extent that, the Company receives proceeds from the exercise of existing Company warrants. There can be no assurance that any or all of such warrants will be exercised. The Company has issued warrants to the public to purchase 6,448,517 shares of Common Stock at $.53 per share, warrants to purchase 3,438,900 shares of Common Stock at $ .75 per share, and warrants to purchase 2,500,000 shares of Common Stock at $1.00 per share. Such warrants will expire in 1997, as extended. The Company has the right to retain the first $500,000 of warrant exercise proceeds; however, such amount must be used by the Company to purchase shares of Common Stock of Glasgal if the aggregate amount of warrant exercise proceeds applied to the purchase of Glasgal common stock, after the earlier of the expiration of exercise of all warrants or 24 months after the effectiveness of the registration statement covering the Common Stock underlying the warrants, is less than $8.4 million. In view of the fact that, at the present time and throughout 1996, the price of the Common Stock has been substantially below the exercise price of the warrants, it is impossible to predict the timing of exercise of any of the outstanding warrants, or if such warrants will ever be exercised. The Company anticipates such an event will not arise for at least two years and that, should such eventuality arise, the Company will attempt to meet such obligation either through loans (which may be secured by all or a portion of its Glasgal equity), equity financings or some combination thereof. If Glasgal does not require the Additional DCI Investment, the Company may still purchase, on the same terms, up to one-half of the Additional Shares.

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

DEFERRED INCOME TAX ASSETS

Deferred income tax assets as of July 31, 1996 and April 30, 1996 have been reduced to $809,287 by a valuation allowance of $983,802 due to uncertainties concerning their realization.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  Exhibits - None

                  Reports on Form 8-K:

                  Form 8-K, dated May 1, 1996, regarding changes in registrant's certifying accountant

                  Form 8-K, dated May 28, 1996, regarding creation of a margin account

                  Form 8-K, dated June 10, 1996, regarding sale of shares of
                           Glasgal Communications, Inc. and proposed investment in Evolutions, Inc.

                  Form 8-K, dated June 24, 1996, regarding sale of shares of
                           Glasgal   Communications,   Inc.  and  investment  in
                           Evolutions, Inc.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DIRECT CONNECT INTERNATIONAL INC.
                                                         (Registrant)


Date:September 13, 1996                      By /s/Peter L. Schneider
     -------------------                        ---------------------
                                                Peter L. Schneider
                                                President and Chief
                                                Operating Officer

Date:September 13, 1996                      By /s/Barry A. Rosner
     ------------------                         ------------------
                                                Barry A. Rosner
                                                Treasurer and Chief
                                                Financial Officer