Form 10-K/A
period 1996-04-30
DIRECT CONNECT INTERNATIONAL INC
filed 1996-10-30
CIK 840815

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K/A

                Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934 [Fee Required]

                    For the Fiscal Year Ended April 30, 1996
                                       OR
              Transition Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934 [No Fee Required]

                     For the transition period from         to
                                                    -------    -------

                          Commision File Number 0-18288

                        DIRECT CONNECT INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                               22-2705223
--------                                               ----------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         I.D. No.)

266 Harristown Road, Glen Rock, New Jersey             07452
------------------------------------------             -----
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:    (201) 445-2101
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

     23  -  Auditors' Consent

     24  -  Power of Attorney


     27  -  Financial Data Schedule


*Incorporated herein by reference.

(b) FINANCIAL STATEMENT SCHEDULES

     None

(c) REPORTS ON FORM 8-K

     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DIRECT CONNECT INTERNATIONAL INC.
                                                   (Registrant)

                                            By:/s/ Peter S. Schneider
                                            -------------------------
                                          (Peter L. Schneider, President)



Date: October 28, 1996