Form 10-Q
period 1996-10-31
DIRECT CONNECT INTERNATIONAL INC
filed 1996-12-16
CIK 840815

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996.
         -----------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM               TO            .
              -------------    -----------

                             COMMISSION FILE NUMBER

                                     0-18288
                                     -------

                        DIRECT CONNECT INTERNATIONAL INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        22-2705223
         --------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)

266 Harristown Road
Glen Rock, New Jersey                                       07452
---------------------                                       -----
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

                                  YES   X       NO
                                      -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996: 9,062,066
                                      ---------

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY

                                      INDEX

PART I.      FINANCIAL INFORMATION                                   PAGE NO

             Item 1.           Financial Statements

                               Condensed Consolidated
                               Balance Sheets -
                               October 31, 1996 and
                               April 30, 1996                            3

                               Condensed Statements
                               Of Consolidated
                               Operations - Three
                               Months Ended October 31,
                               1996 and October 31, 1995 and             4
                               Six Months Ended October 31,
                               1996 and October 31, 1995

                               Condensed Statements
                               Of Consolidated Cash
                               Flows - Six Months
                               Ended October 31, 1996
                               and October 31, 1995                      5

                               Notes to Financial Statements             6

             Item 2.           Management's Discussion
                               and Analysis of Results
                               of Operations and
                               Financial Condition                     7 - 15

PART II.     OTHER INFORMATION

             Item 6.           Exhibits and Reports
                               on Form 8-K                               16

             Signatures                                                  17

PART 1.     FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                  Direct Connect International Inc. and Subsidiary
                           Consolidated Balance Sheets


                                            ASSETS

                                                October 31, 1996  April 30, 1996
                                                ----------------  --------------
                                                   (Unaudited)
Current assets
    Cash and cash equivalents                        $52,865          $67,886
    Accounts receivable                               12,361           20,652
    Due from Kidsview, Inc.                          302,765          194,117
    Notes receivable-officers                        124,631          111,355
    Investments                                       54,171           54,171
    Prepaid financing costs and other expenses        35,356           69,075
                                                     -------          -------
                         Total current assets        582,149          517,256
                                                     -------          -------

Property and equipment, at cost
    Furniture and fixtures                            43,912          42,543
    Molds, tools and dies                            267,498         267,498
                                                     -------         -------
                                                     311,410         310,041
    Less: accumulated depreciation                   247,913         234,813
                                                     -------         -------
                                                      63,497          75,228
                                                      ------          ------

Investment in Glasgal                              1,896,871        2,111,151
Investment in Evolutions Inc.                      1,875,000           75,000
Deferred Income taxes                                809,287          809,287
Security deposits                                        700              700
                                                   ---------        ---------
                                                   4,581,858        2,996,138
                                                   ---------        ---------

                         Total assets             $5,227,504       $3,588,622
                                                  ==========       ==========


                  LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                $326,870         $947,512
    Accrued expenses and taxes payable               315,587           49,825
    Notes payable-officers and stockholders          463,813          461,716
    Notes payable-other, current portion           1,876,696        1,411,424
    Investment, warrants to sell Glasgal             300,000          300,000
                                                     -------          -------

              Total current liabilities            3,282,966        3,170,477
                                                   ---------        ---------
Stockholders' equity
     Convertible preferred stock:
          Authorized 5,000,000 shares, $.001
          par value; issued and outstanding-
          5,000,000 shares                             5,000            5,000
     Common stock:
          Authorized 15,000,000 shares, $.001
          par value; issued and outstanding-
          9,062,066 shares                             9,062            9,062
     Capital in excess of par value                5,104,449        5,104,449
     Accumulated deficit                          (3,119,802)      (4,646,195)
     Unrealized loss on investments                  (54,171)         (54,171)
                                                     -------          -------
          Total stockholders' equity               1,944,538          418,145
                                                   ---------          -------
          Total liabilities and stockholders'
               equity                             $5,227,504       $3,588,622
                                                  ==========       ==========

                Direct Connect International Inc. and Subsidiary
                      Consolidated Statements of Operations

                                         For The                        For The
                                     Three Months Ended               Six Months Ended
                                     ------------------               ----------------
                                 October 31      October 31     October 31       October 31
                                     1996           1995          1996              1995
                                     ----           ----          ----              ----
                                         (Unaudited)                    (Unaudited)


Revenues:
    Sales                          $259,838        $778,664       $431,587       $899,139

Costs and expenses
    Cost of goods sold              124,713         742,186       288,190         806,135
    Royalties/licensing fees          6,881         110,691        22,690         120,916
    Product development cost          6,000           1,174        12,000           1,174
    Advertising and promotion         4,539          15,004         4,539          80,885
    Depreciation                      6,549          12,916        13,100          31,120
    General and administrative
        expenses                    316,370       1,093,219       551,034       1,418,412
    Less:  management fees         (164,658)              0      (419,658)              0
                                   --------       ---------      ---------      ---------
                                    300,394       1,975,190       471,895       2,458,642
                                   --------       ---------      ---------      ---------

Operating income (loss)             (40,556)     (1,196,526)      (40,308)     (1,559,503)

Gain on sale of assets and
     product lines                        0       1,034,494             0       1,034,494
Gain on sale of securities          696,885       1,426,135     1,613,820       1,426,135
Interest income                         707           7,033           772          14,199
Other income                          1,094               0         3,372               0
Interest expense                    (25,510)        (44,557)      (51,263)       (193,277)
                                    -------         -------       -------        --------
Income before income taxes          632,620       1,226,579     1,526,393         722,048
Deferred income taxes                     0         644,436             0         644,436
                                    -------       ---------     ---------       ---------
Net income                         $632,620      $1,871,015    $1,526,393      $1,366,484
                                   ========      ==========    ==========      ==========
Income per share                      $0.04           $0.12         $0.10           $0.09
                                      =====           =====         =====           =====



                Direct Connect International Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                    For The Six Months Ended
                                                                    ------------------------

                                                           October 31, 1996      October 31, 1995
                                                           ----------------      ----------------
                                                                         (Unaudited)
                                                                         -----------

Cash flows from operating activities
   Net income                                                  $ 1,526,393      $ 1,366,484
   Adjustments to reconcile net income
          to net cash provided by operating activities:
          Depreciation and amortization                             13,100           31,120
          Gain on sale of Glasgal stock                         (1,613,820)      (1,426,135)
          Financing fees-general and administrative expense              0          348,720
Decrease (increase) in assets
   Accounts receivable-trade                                         8,291         (122,818)
   Prepaid royalties                                                     0           57,500
   Prepaid financing costs and expenses                             33,719          237,410
   Inventories                                                           0           32,297
   Deferred income taxes                                                 0         (644,436)
Increase (decrease) in liabilities
   Accounts payable                                               (620,642)         271,671
   Accrued expenses and taxes payable                              265,762           (3,160)
                                                                   -------           ------
         Total adjustments                                      (1,913,590)      (1,217,831)
                                                                ----------       ----------
Net cash provided by (used in)
  operating activities                                            (387,197)         148,653
                                                                  --------          -------

Cash flow from investing activities
   Notes receivable-officers, increase                             (13,276)         258,790
   Investment in Glasgal Communications, Inc.                    1,828,100        1,871,066
   Increase in Due from Kidsview, Inc.                            (108,648)               0
   Decrease in Due from Kidsview, Inc.                                   0          244,337
   Increase in Investment in Evolutions, Inc.                   (1,800,000)               0
   Sale of molds, tools, and dies                                        0           69,977
   Acquisition of property and equipment                            (1,369)        (104,113)
   Investment in security                                                0         (500,000)
                                                                 ----------       ----------
Net cash provided by (used in) investing activities                (95,193)       1,840,057
                                                                 ----------       ----------

Cash flows from financing activities
   Increase in notes payable-officers and stockholders               2,097              348
   Increase in notes payable-other                               1,624,129       (2,191,677)
   Decrease in notes payable-other                              (1,158,857)         350,000
                                                                ----------          -------
Net cash provided by (used in) financing activities                467,369       (1,841,329)
                                                                   -------       ----------
Net decrease in cash and cash equivalents                          (15,021)         147,381
Cash and cash equivalents at beginning of period                    67,886          171,677
                                                                    ------          -------
Cash and cash equivalents at end of period                     $    52,865      $   319,058
                                                               ===========      ===========

Supplemental disclosures of cash flow information
  Cash paid during the six months for interest                 $    51,263      $   160,277
                                                               -----------      -----------

                        DIRECT CONNECT INTERNATIONAL INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of October 31, 1996, (b) the results of operations for the three and six months ended October 31, 1996 and October 31, 1995 and (c) changes in cash flows for the three and six months ended October 31, 1996 and October 31, 1995.

2. Refer to the audited financial statements for the fiscal year ended April 30, 1996 for details of accounting policies and accounts, none of which have changed significantly in composition since that date.

3. Financial results for the interim period ended October 31, 1996 may not be indicative of the financial results for the fiscal year ending April 30, 1997.

4. The Company has available carry forward losses applicable to the reduction of future Federal income taxes aggregating approximately $4,869,000 at December 31, 1995 and which expire during the years 2003 to 2010.

5. The Company has made an investment in Evolutions, Inc. (EVO), an apparel and toy products company, aggregating approximately $1,800,000 at October 31, 1996 for which the Company has received shares of EVO common stock representing approximately 11% of EVO's outstanding common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six month periods ended October 31, 1996 amounted to $259,838 and $431,587, respectively, as compared to $899,139 and $778,664, respectively, for the same periods in the prior fiscal year.

The Company intends to develop additional product lines; however, there can be no assurance that it will be able to do so on a commercially viable basis. If such product lines are so developed, the Company may be required to sell or license such product lines, depending on, among other factors, its financial resources.

At October 31, 1996, the Company did not have a backlog of confirmed orders from its customers.

Gross Profit

Gross Profit percentage for the three months ended October 31, 1996 was 52% as compared to 5% for the three months ended October 31, 1995. Gross Profit percentage for the six months ended October 31, 1996 was 33% as compared to 10% for the six months ended October 31, 1995. Such increase for the three and six months ended October 31, 1996 did not require any adjustments, such as credits and other charges, which were included in the three months and six months ended October 31, 1995.

Royalties/Licensing Fees

Royalties/Licensing fees are variable expenses which increase as sales increase. For the three and six month periods ended October 31, 1996, the Company paid approximately $6,881 (or 3% of sales) and $22,690 (or 5% of sales), respectively, as compared to $110,691 (or 14% of sales) and $120,916 (or 13% of sales) for the three and six month periods ended October 31, 1995, respectively. The decrease in royalties was primarily attributable to the decrease in sales. In order to match revenues with expenses, minimum royalty guarantees are treated as prepaid expenses and are charged against income as the related products are sold. For fiscal 1996, the Company is not obligated to make minimum royalty payments pursuant to any license agreements.

Other Income

Other income amounted to approximately $698,686 and $1,617,964 for the three and six months ended October 31, 1996 as compared to approximately $2,467,000 and $2,474,000 for the three and six months ended October 31, 1995. This decrease for the three and six months ended October 31, 1996 is due to the sale of shares of Glasgal stock by the Company in the prior periods and the gain in the sale of assets and product line in the 1995 period.

General and Administrative Expenses

Advertising and promotion expenses amounted to $4,539 and $4,539 for the three and six month periods ended October 31, 1996 as compared to $15,004 and $80,885, respectively, for the three and six month periods ended October 31, 1995. This decrease was due to the sale of product lines in 1995.

For the three and six months ended October 31, 1996, the Company earned a management fee of $164,658 and $419,658, respectively, which covers the monthly reimbursement of the costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold. Set forth below are the principal components.

General and administrative expenses for the three and six month periods ended October 31, 1996 were $316,370 and $551,034, respectively, as compared to $1,093,219 and $1,418,412, respectively, for the three month and six month periods ended October 31, 1995. Included in such amount for the three month and six month periods ended October 31, 1996 were commissions of $ 0 and $8,469, respectively, as compared to $38,688 and $45,451, respectively, for the three month and six month periods ended October 31, 1995. This decrease resulted primarily from the decline in the amount of sales upon which commissions are based. Professional fees were $59,100 and $71,149, respectively, for the three and six month periods ended October 31, 1996 as compared to $56,473 and $94,852, respectively, for the three and six month periods ended October 31, 1995. This decrease for the six months ended October 31, 1996 was due primarily to having incurred no professional fees in connection with the sale of certain assets and product lines and investment securities and financing activities. Letter of credit and foreign office expenses amounted to $10,344 and $23,343, respectively, for the three month and six month periods ended October 31, 1996 as compared to $24,720 and $26,764, respectively, for the three month and six month periods ended October 31, 1995. This decrease was due primarily to the decline in purchases resulting from the decrease in sales and the decline in the cost of goods purchased.

For the three and six month periods ended October 31, 1996, salaries were $138,288 and $247,563, respectively, as compared to $414,857 and $508,290, respectively, for the three and six month periods ended October 31, 1995. Such decrease was due to a reduction in the number of employees in the three and six months ended October 31, 1996 and lower salary levels for certain employees in such periods.

Travel and entertainment expenses increased to $37,506 and $66,630 for the three and six month periods ended October 31, 1996 as compared to $19,662 and $38,137 for the three and six month periods ended October 31, 1995. This increase resulted from the Company's efforts to expand sales.

LIQUIDITY AND CAPITAL RESOURCES

During the next twelve months, the Company in addition to meeting its operating needs will have notes payable, as discussed below, in the amount of approximately $2,340,000 becoming due. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company anticipates funding its obligations from two principal sources. First, the Company intends to develop additional product lines which would be promoted and marketed in a manner similar to the manner in which the Company has utilized for its Zoo Borns and Tea Bunnies product lines which involved the transfer of such product lines to Evolutions, Inc. (EVO) as decribed herein. Second, the Company owns approximately 1,178,333 shares of common stock of Glasgal Communications, Inc. (Glasgal) and may, from time to time, sell a portion of such shares. For additional information regarding prior dispositions of Glasgal shares, see the description of such transactions contained herein. There can be no assurance that the Company will be able to develop additional product lines, obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations. The Company expects to support its operations over the next five months through funds generated from its management contract with EVO as described herein. At October 31, 1996, the Company had a cash and cash equivalent balance of $52,865 as compared to $67,886 at October 31, 1995.

For the six months ended October 31, 1996 the Company used cash from operations in the amount of $387,197 as compared to providing $148,653 from operations for the six months ended October 31, 1995. The Company obtained $467,369 from its financing activities for the six months ended October 31, 1996 as compared to using approximately $1,841,000 for the six months ended October 31, 1995. The amount for 1996 resulted primarily from borrowings using the Company's Glasgal shares as collateral. The amount for 1995 resulted primarily from the payment of notes payable amounting to $2,192,000 and the issuance of new notes aggregating $350,000.

For the six months ended October 31, 1996, the Company used $95,193 from its investing activities. Included in that amount were proceeds received in the amount of $1,828,100 from the sale of 221,667 shares of Glasgal stock. Also included in that amount was cash used to increase the Company's investment in Evolutions Inc. by $1,800,000 and to increase the Company's advances from Kidsview, Inc. by $108,648.

In October 1995 the Company issued to two individual lenders promissory notes in the aggregate principal amount of $350,000. Such notes are secured by a total of 200,000 shares of Glasgal common stock held by the Company and bear interest at the rate of 10% per annum and became due on October 15, 1996. As an inducement for the noteholders to make the $350,000 loan to the Company, the Company agreed to deliver to such holders an aggregate of 19,440 shares of Glasgal common stock held by the Company and to deliver to such holders (a) warrants to purchase for a period of twenty-four months an aggregate of 19,440 shares of Glasgal common stock held by the Company at an exercise price of $3.00 per share and (b) warrants to purchase for a period of twenty-four months an aggregate of 38,880 shares of the Company's common stock at an exercise price of $ .20 per share. The Company is negotiating with such noteholders regarding an extension for repayment of the notes.

The Company in September 1995 entered into an agreement with EVO whereby the Company transferred all rights and interests to its Zoo Borns product line, Tea Bunnies product line and Kidsview name to a subsidiary of EVO for $750,000 and shares of common stock of EVO equal to approximately 7% of EVO's then outstanding common stock (valued at $75,000) with the right to receive additional shares of common stock equal to approximately 15% of the outstanding common stock of EVO based on certain performance levels of the Zoo Borns and Tea Bunnies product lines over the next three years.

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

The Company recognized a gain of approximately $1,034,000 as a result of this transaction.

As part of the agreement, the Company is managing these product lines and is receiving an amount equal to its monthly operating costs, up to $100,000, for such period of time as the Company is managing such product lines. The Company is providing the services of Peter Schneider, President of the Company, for such management. This management arrangement may be extended for up to two additional years depending on certain performance levels of such product lines. For the six months ended October 31, 1996, the Company received fees from EVO in connection with this management arrangement amounting to $419,658.

On May 28, 1996, the Company established a margin account with the brokerage firm of Cowen & Company (Cowen). In that connection, the Company delivered 300,000 shares of common stock of Glasgal held by the Company to Cowen and borrowed $500,000 against such account.

On June 10, 1996, the Company sold (at $9.00 per share) 115,000 shares of common stock of Glasgal held by the Company in its margin account. The Company received net proceeds from such sale aggregating approximately $1,000,000. The Company used approximately one-half of the proceeds to pay off its margin loan of approximately $500,000. In October 1996, the Company placed in its margin account an additional 20,000 shares of common stock of Glasgal held by the Company.

The net proceeds from the transactions referred to above (approximately $1,000,000) was invested in common stock of EVO at $2.50 per share, and warrants exercisable at $3.50 per share to purchase common stock of EVO. The Company in August 1996 also made an additional equity investment in EVO of approximately $800,000 on the same terms, which included the transfer by the Company of 106,667 shares of Glasgal common stock held by the Company, in EVO common stock and warrants to purchase common stock. As an inducement for such investments, the Company received additional warrants to purchase 400,000 additional shares of EVO common stock exercisable at $2.50 per share.

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

In order to supplement its cash flow, the Company, on March 6, 1991, entered into loan agreements with several investors whereby the Company borrowed an aggregate of $282,000 for six months with interest at the semiannual rate of 14.5%. As part of such transaction, the Company issued to such investors, in a private placement, an aggregate of 17,000 shares of its common stock, on a restricted basis, for an aggregate consideration of approximately $22,000. In October 1991, the Company paid off $32,000 (plus accrued interest) with respect to such loans. At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to approximately $290,000 including interest thereon at the annual rate of 10%. In September 1992 the Company delivered 200,000 shares of common stock to one of such investors in exchange for the contemplated cancellation of substantially all the balance of such loans. The Company under the terms of this arrangement remains contingently liable for the prior obligation depending on the future stock price and salability of the shares. The investor has been unable to sell the shares for a price of at least $1.625 and, accordingly, the shares can be returned to the Company. The Company is obligated to pay such investor the value of the note, plus accrued interest, aggregating approximately $395,100 at October 31, 1996. If the Company is unable to pay this obligation out of operating revenues, it will have to seek additional financing or sell a portion of its equity holdings in Glasgal to do so. There can be no assurance that the Company will be able to obtain such financing or sell such equity, in which event this obligation would have a material adverse effect upon the Company's operations.

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

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. Such private placement was closed in two stages, the first of which involved the purchase of 52-1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $ .53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438, 900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and (b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $ .75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from 1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant.

In November 1992, the Company signed a merger agreement with Glasgal, a privately held company which provides network design, hardware and software, carrier facilities and support services for organizations in a diverse range of industries. The Company and Glasgal terminated the proposed merger agreement in December 1993 and entered into a stock purchase agreement described below.

In November 1992, the Company,  in contemplation of the Glasgal merger,  entered into a loan agreement with Glasgal whereby the Company loaned Glasgal $1,000,000, due on December 31, 1993, as extended, at an annual interest rate equal to two percent above the prime rate. An aggregate of $400,000 (also due on December 31, 1993 as extended) was loaned to Glasgal in March, June, August and September 1993. All the loans were secured by 50.1% of the stock of Glasgal held by Ralph Glasgal, Glasgal's principal stockholder, and a second priority security interest in, among other things, Glasgal's accounts receivable, inventory and equipment. The purpose of this loan was to satisfy partially Glasgal's short-term cash needs pending the proposed merger with the Company (which was not consummated - see below), which cash needs Glasgal estimated to be between $2.1million and 2.6 million. These short-term cash needs related specifically to (i) Glasgal's financing of the implementation of its business plan, (ii) its financing of an increased level of inventory, (iii) a reduction in the average age of its trade payables, (iv) its financing of the shortfall between a prior mortgage and a new bridge loan, and (v) to meet certain balance sheet requirements of prospective new lenders.

In order to provide for additional working capital, to meet expenses related to the Glasgal merger, and to be in position to assist Glasgal in solving its immediate cash flow problems in contemplation of the merger, the Company entered into lending arrangements with several individuals under which the Company issued notes aggregating $780,000 plus interest thereon at the annual rate of 8% in private placements pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the Act). Such notes matured between December 31, 1993, as extended, and December 31, 1995. At October 31, 1996, such notes amounted to approximately $812,000 including accrued interest thereon. As an inducement for making such loans, it was intended that the holders would have an opportunity to convert such notes into equity securities when the Company next undertook a private placement, the terms of which had not been determined, provided that the holders met suitability requirements thereof. The Company believes that all of such holders either were officers of the Company or relatives of officers of the Company who in all cases were deemed to be suitable investors or other individuals who had preexisting personal relationships with officers or directors of the Company and, in addition, would have been deemed "accredited investors" as such term is defined in Rule 501 of Regulation D under the Act if an exemption had been sought under Regulation D. In view of the Company's default in payment of its obligations under the notes and its inability of afford the noteholders an opportunity to convert such notes into equity securities, several of the noteholders have recently contacted the Company and have threatened to commence litigation against the Company to enforce the Company's obligations under the notes. The Company intends either to pay off the obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock per dollar subject to stockholder approval of an increase in authorized shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations.

In addition, the Company in February 1993 accepted a subscription from an unaffiliated non-U.S. investor to purchase 1,500,000 shares of Common Stock, in a private placement, for an aggregate consideration of $300,000. The Company believes that such private placement did not result in any further adjustments of any outstanding warrants, options or convertible stock.

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

DEFERRED INCOME TAX ASSETS

Deferred income tax assets as of October 31, 1996 and April 30, 1996 have been reduced to $809,287 by a valuation allowance of $983,802 due to uncertainties concerning their realization.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  Exhibits:

                           Financial Data Schedule

                  Reports on Form 8-K:

                           Form 8-K/A, dated August 19, 1996, regarding changes in registrant's certifying accountant

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DIRECT CONNECT INTERNATIONAL INC.
                                               (Registrant)



Date:    December 12, 1996            By /s/Peter L. Schneider
         -----------------               ---------------------
                                         Peter L. Schneider
                                         President and Chief
                                         Operating Officer

Date:    December 12, 1996            By /s/Barry A. Rosner
         -----------------               ------------------
                                         Barry A. Rosner
                                         Treasurer and Chief
                                         Financial Officer