Form 10-Q/A
period 1996-07-31
DIRECT CONNECT INTERNATIONAL INC
filed 1996-12-19
CIK 840815

                                    FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION

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

                             COMMISSION FILE NUMBER

                                     0-18288
                                     -------

                        DIRECT CONNECT INTERNATIONAL INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               22-2705223
         ---------                                              -----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

266 Harristown Road
Glen Rock, New Jersey                                             07452
---------------------                                             ------
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


                                             DIRECT CONNECT INTERNATIONAL INC.
                                                       (Registrant)


Date:October 18, 1996                        By /s/Peter L. Schneider
     ----------------                           ---------------------
                                                Peter L. Schneider
                                                Title: President