Form 10-Q
period 1997-01-31
DIRECT CONNECT INTERNATIONAL INC
filed 1997-03-14
CIK 840815

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997.
         -----------------
                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM           TO            .
             ----------   ------------


                             COMMISSION FILE NUMBER

                                     0-18288
                                     -------

                        DIRECT CONNECT INTERNATIONAL INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      22-2705223
          --------                                      ----------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

      266 Harristown Road
     Glen Rock, New Jersey                                 07452
   ---------------------------                             -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code - (201) 445-2101
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES  X     NO
                                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1997: 9,062,066
                                         ---------

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY

                                      INDEX

PART I.   FINANCIAL INFORMATION                   PAGE NO

     Item 1    Financial Statements

               Condensed Consolidated
               Balance Sheets -
               January 31, 1997 and
               April 30, 1996                        3

               Condensed Statements
               Of Consolidated
               Operations - Three
               Months Ended January 31,
               1997 and January 31, 1996 and
               Nine Months Ended January 31,
               1997 and January 31, 1996             4

               Condensed Statements
               Of Consolidated Cash
               Flows - Nine Months
               Ended January 31, 1997
               and January 31, 1996                  5

               Notes to Financial Statements         6

     Item 2    Management's Discussion
               and Analysis of Results
               of Operations and
               Financial Condition                 7 - 15

PART II   OTHER INFORMATION

Item 6    Exhibits and Reports
          on Form 8-K                                16

          Signatures                                 17

PART 1.     FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                           Direct Connect International Inc. and Subsidiary
                                     Consolidated Balance Sheets

                                     ASSETS
                                                           January 31, 1997    April 30, 1996
                                                           ----------------    --------------

                                                               (Unaudited)
Current assets
   Cash and cash equivalents .............................   $    24,063    $    67,886
   Accounts receivable ...................................         7,822         20,652
   Due from Kidsview, Inc. ...............................       298,090        194,117
   Notes receivable-officers .............................       131,729        111,355
   Investments ...........................................        54,171         54,171
   Prepaid financing costs and other expenses ............         1,507         69,075
                                                             -----------    -----------
                          Total current assets ...........       517,382        517,256
                                                             -----------    -----------

Property and equipment , at cost
   Furniture and fixtures ................................        43,912         42,543
   Molds, tools and dies .................................       267,498        267,498
                                                             -----------    -----------
                                                                 311,410        310,041
   Less: accumulated depreciation ........................       254,463        234,813
                                                             -----------    -----------
                                                                  56,947         75,228
                                                             -----------    -----------

Investment in Glasgal ....................................     1,863,036      2,111,151
Investment in Evolutions Inc. ............................     1,875,000         75,000
Deferred Income taxes ....................................       809,287        809,287
Security deposits ........................................           700            700
                                                             -----------    -----------
                                                               4,548,023      2,996,138
                                                             -----------    -----------

                     Total assets ........................   $ 5,122,352    $ 3,588,622
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
   Accounts payable ......................................   $   337,308    $   947,512
   Accrued expenses and taxes payable ....................       292,606         49,825
   Notes payable-officers and stockholders ...............       464,520        461,716
   Notes payable-other,  current portion .................     1,721,168      1,411,424
   Investment, warrants to sell Glasgal ..................       300,000        300,000
                                                             -----------    -----------
                       Total current liabilities .........     3,115,602      3,170,477
                                                             -----------    -----------

Stockholders' equity
   Convertible preferred stock:
     Authorized 5,000,000 shares,
     $.001 par value; issued and
     outstanding 5,000,000 shares ........................         5,000          5,000
   Common stock:
     Authorized 15,000,000 shares,
     $.001 par value; issued and
     outstanding 9,062,066 shares ........................         9,062          9,062
   Capital in excess of par value ........................     5,104,449      5,104,449
   Accumulated deficit ...................................    (3,057,590)    (4,646,195)
   Unrealized loss on investments ........................       (54,171)       (54,171)
                                                             -----------    -----------
              Total stockholders' equity .................     2,006,750        418,145
                                                             -----------    -----------
               Total liabilities and stockholders'
                     equity ..............................   $ 5,122,352    $ 3,588,622
                                                             ===========    ===========



                                 Direct Connect International Inc. and Subsidiary
                                      Consolidated Statements of Operations


                                                       For the                      For the
                                                 Three Months Ended            Nine Months Ended
                                               -----------------------   ----------------------------
                                              January 31   January  31    January 31      January 31
                                                 1997          1996           1997            1996
                                              ----------   -----------    ----------      ----------

                                                      (Unaudited)                 (Unaudited)


Revenues:
     Sales .............................   $    60,733    $   202,814    $   492,320    $ 1,101,953

Costs and expenses
     Cost of goods sold ................        45,600        100,823        333,790        906,958
     Royalties/licensing fees ..........         4,968         50,062         27,658        170,978
     Product development cost ..........         6,000         10,826         18,000         12,000
     Advertising and  promotion ........             0          5,376          4,539         86,261
     Depreciation ......................         6,549          6,550         19,649         37,670
     General and administrative expenses       230,442        413,075        781,476      1,831,487
     Less: management fees .............      (185,500)      (245,054)      (605,158)      (245,054)
                                              --------       --------       ---------     ---------
                                               108,059        341,658        579,954      2,800,300
                                              --------       --------       ---------     ---------

Operating income (loss) ................       (47,326)      (138,844)       (87,634)    (1,698,347)

Gain on sale of assets and product lines             0              0              0      1,034,494
Gain on sale of securitites ............       144,038         30,667      1,757,858      1,456,802
Interest income ........................         1,406          7,731          2,178         21,930
Other income ...........................             0              0          3,372              0
Interest expense .......................       (35,906)       (41,242)       (87,169)      (234,519)
                                             ---------      ---------      ---------      ---------
Income (loss) before income taxes ......        62,212       (141,688)     1,588,605        580,360


Income tax credit ......................             0              0              0        644,436
                                           -----------    -----------    -----------    -----------
Net income (loss) ......................   $    62,212    ($  141,688)   $ 1,588,605    $ 1,224,796
                                           ===========    ===========    ===========    ===========

Income (loss) per share ................   $      0.00    ($     0.01)   $      0.11    $      0.08
                                           ===========    ===========    ===========    ===========



                                          Direct Connect International Inc. and Subsidiary
                                               Consolidated Statements of Cash Flows


                                                                         For The Nine Months Ended

                                                                    January 31, 1997  January 31, 1996
                                                                    ----------------  ----------------

                                                                              (Unaudited)

Cash flows from operating activities
     Net income .................................................   $ 1,588,605    $ 1,224,796
     Adjustments to reconcile net income
       to net cash provided by operating activities:
          Depreciation and amortization .........................        19,650         37,670
          Gain on sale of Glasgal stock .........................    (1,757,858)    (1,456,802)
          Financing fees-general and administrative expense .....             0        398,720

        Decrease (increase) in assets
          Accounts receivable-trade .............................        12,830        (55,159)
          Prepaid royalties .....................................             0         57,500
          Prepaid financing costs and expenses ..................        67,568        269,442
          Inventories ...........................................             0         52,626
          Deferred income taxes .................................             0       (644,436)
        Increase (decrease) in liabilities
          Accounts payable ......................................      (610,204)       431,240
          Accrued expenses and taxes payable ....................       242,781         80,067
                                                                      ---------        -------
Net cash provided by (used in)
     operating activities .......................................      (436,628)       395,664
                                                                      ---------        -------
Cash flow from investing activities
        Notes receivable-officers, increase .....................       (20,374)       247,004
        Proceeds from sale of Glasgal Communications, Inc. shares     2,005,973      1,871,066
        Increase in Due from Kidsview, Inc. .....................      (103,973)      (522,031)
        Decrease in Due from Kidsview, Inc. .....................             0        244,337
        Increase in Investment in Evolutions, Inc. ..............    (1,800,000)             0
        Sale of molds, tools, and dies ..........................             0         69,977
        Acquisition of molds, tools, and dies ...................             0       (104,113)
        Aquisition of property and equipment ....................        (1,369)             0
        Investment in security ..................................             0       (500,000)
                                                                         ------      ---------
Net cash provided by  investing activities ......................        80,257      1,306,240
                                                                         ------      ---------

Cash flows from financing activities
        Increase in notes payable-officers and stockholders .....         2,804         14,609
        Increase in notes payable-other .........................     1,743,636        550,000
        Decrease in notes payable-other .........................    (1,433,892)    (2,252,622)
                                                                      ---------      ---------
Net cash provided by (used in) financing
    activities ..................................................       312,548     (1,688,013)
                                                                      ---------      ---------
Net increase (decrease) in cash and cash
    equivalents .................................................       (43,823)        13,891
Cash and cash equivalents at beginning
    of period ...................................................        67,886        171,677
                                                                         ------        -------
Cash and cash equivalents at end of period ......................   $    24,063    $   185,568
                                                                     ===========   ===========


Supplemental disclosures of cash flow information
          Cash paid during the nine months for interest .........   $    87,169    $   234,519
                                                                    ===========    ===========

                                                                                5

                        DIRECT CONNECT INTERNATIONAL INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of January 31, 1997, (b) the results of operations for the three and nine months ended January 31, 1997 and January 31, 1996 and (c) changes in cash flows for the nine months ended January 31, 1997.

2. Refer to the audited financial statements for the fiscal year ended April 30, 1996 for details of accounting policies and accounts, none of which have changed significantly in composition since that date.

3. Financial results for the interim period ended January 31, 1997 may not be indicative of the financial results for the fiscal year ending April 30, 1997.

4. The Company has available carry forward losses applicable to the reduction of future Federal income taxes aggregating approximately $3,400,000 at December 31, 1996 and which expire during various years through 2010.

5. The Company has made an investment in Evolutions, Inc. (EVO), an apparel and toy products company, aggregating approximately $1,875,000 at January 31, 1997 for which the Company has received shares of EVO common stock representing approximately 11% of EVO's outstanding common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine month periods ended January 31, 1997 amounted to $60,733 and $492,320, respectively, as compared to $202,814 and $1,101,953, respectively, for the same periods in the prior fiscal year.

The Company intends to develop additional product lines; however, there can be no assurance that it will be able to do so on a commercially viable basis. If such product lines are so developed, the Company may be required to sell or license such product lines, depending on, among other factors, its financial resources.

At January 31, 1997, the Company did not have a backlog of confirmed orders from its customers.

Gross Profit

Gross Profit percentage for the three months ended January 31, 1997 was 25% as compared to 50% for the three months ended January 31, 1996. Gross Profit percentage for the nine months ended January 31, 1997 was 32% as compared to 18% for the nine months ended January 31, 1996. Such decrease for the three months ended January 31, 1997 resulted from the closing out of inventories at subnormal prices. The increase for the nine months ended January 31, 1997 resulted from customer chargebacks during fiscal year 1996.

Royalties/Licensing Fees

Royalties/Licensing fees are variable expenses which increase as sales increase. For the three and nine month periods ended January 31, 1997, the Company paid approximately $4,968 (or 8% of sales) and $27,658 (or 6% of sales), respectively, as compared to $50,062 (or 25% of sales) and $170,978 (or 16% of sales) for the three and nine month periods ended January 31, 1996, respectively. The decrease in royalties was primarily attributable to the decrease in sales. In order to match revenues with expenses, minimum royalty guarantees are treated as prepaid expenses and are charged against income as the related products are sold. For fiscal 1997, the Company is not obligated to make minimum royalty payments pursuant to any license agreements.

Other Income

Other income amounted to approximately $145,444 and $1,763,408, for the three and nine months ended January 31, 1997 as compared to approximately $38,398 and $2,513,226 for the three and nine months ended January 31, 1996. The increase for the three month period ended January 31, 1997 was due to the sale of shares of Glasgal stock by the Company. The decrease for the nine months ended January 31, 1997 was due to the gain on sale of assets and product line in the prior year.

General and Administrative Expenses

Advertising and promotion expenses amounted to $0, and $4,539 for the three and nine month periods ended January 31, 1997 as compared to $5,376 and $86,261, respectively, for the three and nine month periods ended January 31, 1996. This decrease was due to the sale of product lines in 1996.

For the three and nine months ended January 31, 1997, the Company earned a management fee of $185,500 and $605,158, respectively, as compared to $245,054 and $245,054, respectively, for the three and nine month periods ended January 31, 1996, which covers the monthly reimbursement of the costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold. Set forth below are the principal components.

General and administrative expenses for the three and six month periods ended January 31, 1997 were $230,442 and $781,476, respectively, as compared to $413,075 and $1,831,487, respectively, for the three month and nine month periods ended January 31, 1996. Included in such amount for the three month and nine month periods ended January 31, 1997 were commissions of $0 and $7,808, respectively, as compared to $11,612 and $57,062, respectively, for the three month and nine month periods ended January 31, 1996. This decrease resulted primarily from the decline in the amount of sales upon which commissions are based. Professional fees were $24,500 and $95,649, respectively, for the three and nine month periods ended January 31, 1997 as compared to $68,467 and $163,319, respectively, for the three and nine month periods ended January 31, 1996. This decrease for the three and nine months ended January 31, 1997 was due primarily to having incurred no professional fees in connection with the sale of certain assets and product lines and investment securities and financing activities. Letter of credit and foreign office expenses amounted to $9,598 and $32,941, respectively, for the three month and nine month periods ended January 31, 1997 as compared to $14,415 and $41,179, respectively, for the three month and nine month periods ended January 31, 1996. This decrease was due primarily to the decline in purchases resulting from the decrease in sales and the decline in the cost of goods purchased.

For the three and nine month periods ended January 31, 1997, salaries were $102,848 and $350,411, respectively, as compared to $98,857 and $607,147, respectively, for the three and nine month periods ended January 31, 1996. Such decrease for the nine months ended January 31, 1997 was due to a reduction in the number of employees in that period and lower salary levels for certain employees in such period.

Travel and entertainment expenses increased to $35,800 and $102,430 for the three and nine month periods ended January 31, 1997 as compared to $23,676 and $61,813 for the three and nine month periods ended January 31, 1996. This increase resulted from the Company's efforts to expand sales under its Kidsview management agreement.

LIQUIDITY AND CAPITAL  RESOURCES

During the next twelve months, the Company in addition to meeting its operating needs will have notes payable, as discussed below, in the amount of approximately $2,186,000 becoming due. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company anticipates funding its obligations from two principal sources. First, the Company intends to develop additional product lines which would be promoted and marketed in a manner similar to the manner in which the Company has utilized for its Zoo Borns and Tea Bunnies product lines which involved the transfer of such product lines to EVO as decribed herein. Second, the Company owns approximately 1,143,333 shares of common stock of Glasgal Communications, Inc. (Glasgal) and may, from time to time, sell a portion of such shares. For additional information regarding prior dispositions of Glasgal shares, see the description of such transactions contained herein. There can be no assurance that the Company will be able to develop additional product lines, obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations. The Company expects to support its operations over the next five months through funds generated from its management contract with EVO as described herein. At January 31, 1997, the Company had a cash and cash equivalent balance of $24,063 as compared to $185,568 at January 31, 1996.

For the nine months ended January 31, 1997 the Company used cash from operations in the amount of $436,628 as compared to providing $385,000 from operations for the nine months ended January 31, 1996. The Company obtained $312,548, from its financing activities for the nine months ended January 31, 1997 as compared to using approximately $1,686,000 for the nine months ended January 31, 1996. The amount for 1997 resulted primarily from borrowings using the Company's Glasgal shares as collateral. The amount for 1996 resulted primarily from the payment of notes payable amounting to $2,253,000 and the issuance of new notes aggregating $550,000.

For the nine months ended January 31, 1997, the Company provided $80,257 from its investing activities as compared to providing $1,306,240 for the nine months ended January 31, 1996. Included in the nine months ended January 31, 1997 amount were proceeds received in the amount of $2,005,973 from the sale of 256,667 shares of Glasgal stock; cash flows for the nine months ended January 31, 1996 included $1,871,066 from the sale of 680,000 shares of Glasgal stock. Also included in 1997 cash flows from investing activities was cash used to increase the Company's investment in EVO by $1,805,000 and to increase the Company's advances from Kidsview, Inc. by $103,973.

In October 1995 the Company issued to two individual lenders promissory notes in the aggregate principal amount of $350,000. Such notes are secured by a total of 200,000 shares of Glasgal common stock held by the Company and bear interest at the rate of 10% per annum and became due on October 15, 1996. As an inducement for the noteholders to make the $350,000 loan to the Company, the Company agreed to deliver to such holders an aggregate of 19,440 shares of Glasgal common stock held by the Company and to deliver to such holders (a) warrants to purchase for a period of twenty-four months an aggregate of 19,440 shares of Glasgal common stock held by the Company at an exercise price of $3.00 per share and (b) warrants to purchase for a period of twenty-four months an aggregate of 38,880 shares of the Company's common stock at an exercise price of $ .20 per share. The Company is negotiating with such noteholders regarding an extension for repayment of the notes and expects to deliver an additional 5,833 shares of Glasgal common stock to such noteholders as consideration for such extension.

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

As part of the agreement, the Company is managing these product lines and is receiving an amount equal to its monthly operating costs, up to $100,000, for such period of time as the Company is managing such product lines. The Company is providing the services of Peter Schneider, President of the Company, for such management. This management arrangement may be extended for up to two additional years depending on certain performance levels of such product lines. For the nine months ended January 31, 1997, the Company received fees from EVO in connection with this management arrangement amounting to $605,158.

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

In January 1997, the Company sold 25,000 shares of Glasgal common stock held by the Company in its margin account and 10,000 shares of Glasgal common stock pursuant to Rule 144 under the Securities Act of 1933, as amended. The Company received net proceeds from such sales aggregating $144,038. Approximately $59,655 of such proceeds were used to pay down the margin loan which at January 31, 1997 amounted to approximately $445,145.

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

In order to supplement its cash flow, the Company, on March 6, 1991, entered into loan agreements with several investors whereby the Company borrowed an aggregate of $282,000 for six months with interest at the semiannual rate of 14.5%. As part of such transaction, the Company issued to such investors, in a private placement, an aggregate of 17,000 shares of its common stock, on a restricted basis, for an aggregate consideration of approximately $22,000. In October 1991, the Company paid off $32,000 (plus accrued interest) with respect to such loans. At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to approximately $290,000 including interest thereon at the annual rate of 10%. In September 1992 the Company delivered 200,000 shares of common stock to one of such investors in exchange for the contemplated cancellation of substantially all the balance of such loans. The Company under the terms of this arrangement remains contingently liable for the prior obligation depending on the future stock price and salability of the shares. The investor has been unable to sell the shares for a price of at least $1.625 and, accordingly, the shares can be returned to the Company. The Company is obligated to pay such investor the value of the note, plus accrued interest, aggregating approximately $396,000 at January 31, 1997. If the Company is unable to pay this obligation out of operating revenues, it will have to seek additional financing or sell a portion of its equity holdings in Glasgal to do so. There can be no assurance that the Company will be able to obtain such financing or sell such equity, in which event this obligation would have a material adverse effect upon the Company's operations.

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

In order to provide for additional working capital, to meet expenses related to the Glasgal merger, and to be in position to assist Glasgal in solving its immediate cash flow problems in contemplation of the merger, the Company entered into lending arrangements with several individuals under which the Company issued notes aggregating $780,000 plus interest thereon at the annual rate of 8% in private placements pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the Act). Such notes matured between December 31, 1993, as extended, and December 31, 1995. At January 31, 1997, such notes amounted to approximately $774,800 including accrued interest thereon. As an inducement for making such loans, it was intended that the holders would have an opportunity to convert such notes into equity securities when the Company next undertook a private placement, the terms of which had not been determined, provided that the holders met suitability requirements thereof. The Company believes that all of such holders either were officers of the Company or relatives of officers of the Company who in all cases were deemed to be suitable investors or other individuals who had preexisting personal relationships with officers or directors of the Company and, in addition, would have been deemed "accredited investors" as such term is defined in Rule 501 of Regulation D under the Act if an exemption had been sought under Regulation D. In view of the Company's default in payment of its obligations under the notes and its inability to afford the noteholders an opportunity to convert such notes into equity securities, several of the noteholders have recently contacted the Company and have threatened to commence litigation against the Company to enforce the Company's obligations under the notes. The Company intends either to pay off the obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock per dollar subject to stockholder approval of an increase in authorized shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations.

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


DEFERRED INCOME TAX ASSETS

Deferred income tax assets as of January 31, 1997 and April 30, 1996 have been reduced to $809,287 by a valuation allowance due to uncertainties concerning their realization.




PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  Exhibits:

                           Financial Data Schedule

                  Reports on Form 8-K:

                           None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DIRECT CONNECT INTERNATIONAL INC.
                                                         (Registrant)



Date: March 12, 1997                               By /s/Peter L. Schneider
      --------------                                  ---------------------
                                                         Peter L. Schneider
                                                         President and Chief
                                                         Operating Officer

Date: March 12, 1997                               By /s/Barry A. Rosner
      --------------                                  ------------------
                                                         Barry A. Rosner
                                                         Treasurer and Chief
                                                         Financial Officer