Form 10-K
period 1997-04-30
DIRECT CONNECT INTERNATIONAL INC
filed 1997-08-18
CIK 840815

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                    For the Fiscal Year Ended April 30, 1997
                                       OR
              Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                        For the transition period from      to
                                                       ----   ----

                          Commission File Number 0-18288

                        DIRECT CONNECT INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                      22-2705223
-----------------------------                                 -----------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                                 I.D. No.)

266 Harristown Road, Glen Rock, New Jersey                    07452
-------------------------------------------                   -----
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:           (201) 445-2101
                                                              --------------
                                      ------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units consisting of shares of Common Stock and Class A Warrants, Common Stock, par value $ .001 per share, Class A Warrants and Class B Warrants.


                                (Title of Class)
                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      N0
                                       ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K{}.

                                       ---

As of July 31, 1997, there were 9,062,066 shares of Common Stock, par value $.001 per share, outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 1997 was approximately $2,500,000.

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                TABLE OF CONTENT

PART  I

ITEM 1.     BUSINESS..........................................................1
ITEM 2.     PROPERTIES........................................................4
ITEM 3.     LEGAL PROCEEDINGS.................................................4
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............4

PART  II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS............................................4
ITEM 6.     SELECTED FINANCIAL DATA...........................................6
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
               AND RESULTS OF OPERATIONS.................................. 7-14
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................15-35
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...........................36

PART  III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............36
ITEM 11.    EXECUTIVE COMPENSATION...........................................37
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT....................................................40
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................40

PART  IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K...................................................42
            SIGNATURES.......................................................43

                                     PART I

ITEM 1.  BUSINESS

Direct Connect International Inc. (together with its subsidiary hereinafter referred to as the Company) has been involved in the toy business since its inception. The Company designs, develops, markets and distributes a variety of infant, preschool and girls toy products which are manufactured in the Far East. The Company had an exclusive license agreement to sell stuffed plush toy/puppets and other products for characters featured in the Shari Lewis television program "Lamb Chop's Play Along (Registered Trademark)" - Lamb Chop (Registered
Trademark), Charlie Horse (Registered Trademark), and Hush Puppy (Registered Trademark) which expired on December 31, 1996. The Company's products are intended to be sold at retail prices ranging from $1.50 to $30.00 and have been distributed to major toy, discount department stores, drug chains and catalog companies, such as Toys R Us, Kmart, WalMart, F.A.O. Schwarz, Ames Department Stores, Bradlees, Hills Department Stores, Walgreen Drug Stores, Thrift Drug Stores and KayBee.


PRODUCT LINES

In October 1991, the Company entered into an exclusive license agreement through December 31, 1995, as renewed, and through December 31, 1996 on a nonexclusive basis, with Shari Lewis Enterprises, Inc. for stuffed plush toys/puppets and other products for the characters Lamb Chop (Registered Trademark), Charlie Horse (Registered Trademark), and Hush Puppy (Registered Trademark) covering the United States, its territories and possessions and Canada. The agreement, as amended in February 1993, provided for royalties of between 8% and 10% of net sales, as defined, of the products covered by such agreement with a total royalty guaranty aggregating $50,000, which was met. The agreement terminated on December 31, 1996.

In September 1993, the Company entered into an exclusive world wide license agreement with Morgan, Inc. a designer of children's bedding products for Little Sleepy Eyes toy products which are velour stuffed animals in different pastel colored sleeping attire. Each 14" velour toy came with a music cassette, playing a lullaby titled "Little Sleepy Eyes", which was created by a third party, to support and enhance the appeal of the toy. The agreement provided for a royalty of six percent. In November 1996, with the consent of the Company, the license was assigned to an independent company.

The Company believes that its ability to succeed will be dependent upon, among other things, ongoing development of new products and product concepts.

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

The Company is not a party to any long-term contractual or other arrangements with any specific supplier. A substantial portion of the Company's products have been produced by one manufacturer, Well World Toy Co., Ltd. ("Well World"), the principal owner of which is Y.S. Ling, a principal stockholder of the Company and one of its executive officers. Well World has provided product development and contract manufacturing services for the Company. The Company paid Well World approximately $305,000, $396,000, and $678,000 during the fiscal years ended April 30, 1997, 1996 and 1995, respectively, for the manufacture of products F.O.B. Far East port cost, and approximately $24,000, $27,000 and $49,000 during the fiscal years ended April 30, 1997, 1996, and 1995, respectively, for product development expenses. The Company believes that it will require manufacturing services from Well World during the current fiscal year. The Company also may require product development services from Well World during the current fiscal year. In fiscal 1997, the Company used two manufacturers: Well World and Tri-State Manufacturing Co. in Hong Kong and China. The Company arranges for the making of its products with such manufacturers who, in turn, subcontract for the manufacture of components of these products with unaffiliated third parties also located in the Far East. These companies use the Company's tools and molds. The Company intends to utilize more than one manufacturer to produce a single product if high volume demand exists. The Company's ability to have its products manufactured in the Far East could be affected by political or economic disruptions, including labor strikes and disruptions in the shipping industries. While the Company believes that alternative sources of supply are available, any serious disruption could materially impair the Company's ability to deliver products in a timely manner. The Company is experiencing no difficulties in arranging for the current manufacture of its products in Hong Kong and China. The Company believes the current political and economic climate in those areas is such that it is confident about the efficiency and effectiveness of the manufacturing process. The Company has experienced no problems as a result of any political or economic disruptions in the Far East.

The principal raw materials used in the production and sale of the Company's products are plastics, plush and printed fabrics and paper products, all of which are currently available at reasonable prices from a variety of sources. The Company's tools and molds (which are less than seven years old and are in good working condition) and package designs, which are owned by the Company, are designed both by the Company and by third parties and are engineered and produced for the Company in the Far East. The Company normally does not purchase back-up tools and molds because the Company believes that the existing tools and molds can adequately support the sales volume of the Company's business, and the cost of back-up tools and molds is too expensive in view of the level of the Company's current business. If a tool or mold breaks, the Company's production could be delayed until a new tool or mold becomes available, generally within 90 to 120 days. Resulting delays in shipments could have a material adverse effect on the Company. The Company directly, or through its sales representatives, takes written orders (standard purchase orders) for its products from its customers and arranges for the manufacture of its products as discussed above. Cancellations are generally made in writing, and the Company takes appropriate steps to notify its manufacturers of such cancellations. The manufacturers generally ship the Company's products by commercial ocean carrier pursuant to instructions from the Company's customers.

ORDER BACKLOG

At April 30, 1997, the Company did not have a backlog of confirmed orders from customers. At April 30, 1996, the backlog of confirmed orders was approximately $10,000. At April 30, 1995, the backlog was approximately $125,000.

MARKETING AND DISTRIBUTION

The Company markets its products to major toy, discount department stores, drug chains and catalog companies. The primary target market continues to be the United States. The Company also is currently distributing its products in Canada. Some of the major accounts which have ordered the Company's products include Toys R Us, Walmart, Meijer, Hills Department Stores, Kmart, F.A.O. Schwarz, Bradlees, Ames Department Stores, The Kroger Co., Waldenbooks, Walt Disney World and KayBee. Substantially all of the Company's sales to date have been made on a direct import basis to customers, F.O.B. Far East port, and payments are made by irrevocable letter of credit or telegraphic transfer. As a result, on these sales the Company does not have to finance inventory or offer credit terms to the customer. This reduces much of the risk that is commonly associated with a fashion business such as toys. The Company has established an office in Hong Kong that is responsible for order processing, documentation, letter of credit issue and negotiation, bank coordination and accounting. This office and its systems performed satisfactorily during the fiscal year ended April 30, 1997. Virtually all of the products manufactured to date have been tested for safety by independent laboratories contracted by the Company and its retail customers. The results of these tests indicated that the products shipped by the Company have met industry and government standards. The Company's customers have the right to appoint a representative to inspect the Company's products before shipment. If they do not elect to make an inspection, a representative of the Company will do so. Generally, payment for the products under the letter of credit will not be made unless inspection is completed. At that point the Company's general policy is that such sales are final, and product returns are not permitted. However, should a defect occur in the product or if sales of the product do not meet customers' expectations, the Company intends to support its customers by making a product exchange or providing a cash allowance. The Company believes that the toy industry generally follows this policy. Recently, the amount of exchanges or allowances experienced by the Company has been significant. However, given the level and nature of the Company's current business, the Company does not expect such exchanges or allowances to be significant in the near future. In the fiscal year ended April 30, 1995, sales to Toys R Us and Walmart constituted approximately 28% and 11%, respectively, of revenues. In the fiscal year ended April 30, 1996, sales to Walmart and Avon Products constituted approximately 49%, and 19%, respectively, of revenues. In the fiscal year ended April 30, 1997 sales to K-Mart and Walgreens constituted approximately 75% and 11%, respectively, of revenues. No other customer accounted for more than 10% of revenues during fiscal 1995, 1996 or 1997. The Company believes that the loss of a material customer would have a material adverse effect on the Company's business.

SEASONALITY

The business of the Company is highly seasonal. For the fiscal year ended April 30, 1997, approximately 38 % of the Company's revenues were related to retail sales, coinciding with the Christmas holiday shopping period. Such sales accounted for approximately 32% and 35% of the Company's total sales in the fiscal years ended April 30, 1996 and 1995, respectively.

PRODUCT LIABILITY

The Company maintained in past years product liability coverage in the amount of $1,000,000 which was the amount acceptable to the Company's customers. The Company has not been the subject of any product liability litigation.
At April 30, 1997, the Company did not have any product liability coverage.

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


EMPLOYEES

As of April 30, 1997, the Company had six employees, five of whom were full-time employees. Two employees are in administration, two employees are in operations management, one employee is in product development, and one employee is in sales and general management. The Company believes that its relations with its employees are generally satisfactory. The Company has one employee at the Hong Kong office of its subsidiary. The operations of such office are performed by an independent service company on behalf of such subsidiary.

TRADEMARKS

The products offered by the Company have generally been licensed on an exclusive basis whereby the Company pays a percentage of sales in return for product design and development services and an exclusive right to use the copyrighted art and trademark names of the property. The Company buys the rights to these copyrights and trademarks for its products in order to protect certain features of the products and to prevent unauthorized copying of protected features, which could materially adversely affect the sales volume of such products. Many of the designers and developers that have such arrangements with the Company have a history of enforcing their trademarks and copyrights to the extent necessary to prevent copying. However, it is possible to create artwork and names that convey a similar concept to a proprietary product that may not infringe on the Company's rights. Therefore, the Company believes that its ability to succeed will be dependent upon ongoing development of new products and product concepts as well as on trademark and copyright protection.

GOVERNMENT REGULATION

The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the Consumer Product Safety Commission (the "Safety Commission") to protect children from hazardous toys and other articles. The Safety Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurhcase such toys under certain circumstances. Any such determination by the Safety Commission is subject to court review. Similar laws exist in some states and cities in the United States and in Canada and Europe. The Company believes that its products are currently in compliance with the aforementioned acts.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended April 30, 1997.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY  AND RELATED STOCKHOLDER
         MATTERS

The Common Stock and Redeemable Class A Warrants were traded on The National Association of Securities Dealers automated Quotation System ("NASDAQ") Small Cap Market under the symbols KIDZ and KIDZW, respectively, through September 12, 1995. The following table sets forth the quarterly high and low bid quotations as reported by NASDAQ for the periods indicated. The figures shown represent "inter-dealer" prices without adjustment or mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions. Currently, the Company, which is unable to meet the NASDAQ maintenance criteria: minimum assets of

$4,000,000 and minimum capital and surplus of $2,000,000, has its securities traded in the over-the-counter market on the OTC Bulletin Board. Like NASDAQ, this market is electronic and screen-based and provides a market for companies until they requalify for NASDAQ. However, for the Company, such criteria is primarily tied to the value of its equity holdings in Glasgal Communications, Inc. (Glasgal) which may fluctuate with the result that the Company absent an infusion of new capital and/or an increase in the value of its investment holdings will not satisfy such NASDAQ listing criteria for future relisting. As of July 31, 1997, there were approximately 130 and 40 holders of record of Common Stock and Redeemable Class A Warrants, respectively. The Company believes, based on information provided by brokers, that there are in excess of 1000 beneficial owners of the Common Stock.

On July 31, 1997 the closing bid prices per share of Common Stock and Redeemable Class A Warrants were $ .45 and $ .36, respectively, as reported on the OTC Bulletin Board.

Common Stock
           Fiscal Quarter Ended            High Bid                  Low Bid
           --------------------            --------                  -------
           July 31, 1992                     1 1/16                    1/32
           October 31, 1992                  1 1/4                      1
           January 31, 1993                  1 1/2                     13/16
           April 30, 1993                    1 1/4                      1
           July 31, 1993                     15/16                      5/8
           October 31, 1993                  27/32                      1/2
           January 31, 1994                   7/8                      7/16
           April 30, 1994                    1                         7/16
           July 31, 1994                     13/16                     5/16
           October 31, 1994                  19/32                     9/32
           January 31, 1995                  13/32                     3/16
           April 30, 1995                    11/32                     3/16
           July 31, 1995                      2/3                      7/25
           October 31, 1995                  15/32                    11/32
           January 31, 1996                   1/2                      5/16
           April 30, 1996                    15/32                     7/25
           July 31, 1996                     11/32                     9/32
           October 31, 1996                   1/5                      1/5
           January 31, 1997                  17/100                    17/100
           April 30, 1997                    27/100                    23/100
           July 31, 1997                     74/100                    24/100

Redeemable Class A Warrants
           Fiscal Quarter Ended            High Bid                  Low Bid
           --------------------            --------                  -------
           July 31, 1992                      3/8                      1/32
           October 31, 1992                   1/2                      1/4
           January 31, 1993                   3/4                      1/4
           April 30, 1993                    11/16                     1/2
           July 31, 1993                     11/16                     3/8
           October 31, 1993                   5/8                      1/2
           January 31, 1994                   9/16                     3/8
           April 30, 1994                    11/2                      3/32
           July 31, 1994                    1 3/32                     3/8
           October 31, 1994                   5/8                      7/32
           January 31, 1995                   5/16                     1/8
           April 30, 1995                    11/32                     5/32
           July 31, 1995                      1/2                      1/6
           October 31, 1995                   7/16                     1/4
           January 31, 1996                   3/8                      1/6
           April 30, 1996                    15/32                     1/4
           July 31, 1996                     11/32                     9/32
           October 31, 1996                 19/100                     7/50
           January 31, 1997                 19/100                     7/50
           April 30, 1997                    9/50                      1/10
           July 31, 1997                    53/100                      1/8

The Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company intends to retain earnings, if any, to finance the growth of its business.

ITEM 6.                    SELECTED FINANCIAL DATA

The following table summarizes certain financial data relating to the Company's operations for the five fiscal years ended April 30, 1997. The data should be read in conjunction with the financial statements and the notes thereto.


Balance Sheet Information
                                        Fiscal Year Ended April 30

                                  1997          1996          1995          1994          1993
                                  ----          ----          ----          ----          ----

Working Capital .............  ($2,363,291)  ($2,653,221)  ($2,649,327)  ($  913,962)  $ 1,723,845
(Deficit)

Total Assets ................   $1,957,568   $ 3,588,622   $ 3,328,583   $ 5,844,135   $ 3,475,538


Total Liabilities ...........  $ 2,578,806   $ 3,170,477   $ 4,376,657   $ 2,715,514   $ 1,614,831

Stockholders' ...............  ($  621,238)     $418,145   ($1,048,074)  $ 3,128,621   $ 1,860,707
Equity (Deficit)

Stockholders' Equity ........  ($      .07)  $       .05   ($      .11)  $       .35   $       .21
(Deficit) Per Outstanding
Common Share

Statements of Operations
Information

Net Sales ...................  $   464,212   $ 1,094,584   $ 3,899,152   $ 9,583,286   $ 3,019,152

Operating Expenses ..........  $   879,398   $ 2,537,180   $ 6,699,365   $ 9,521,276   $ 3,896,471

Net Profit (Loss) ...........  ($1,022,213)  $ 1,414,342   ($4,165,235)  $ 1,320,502   ($  529,947)

Net Profit (Loss) Per .......  ($      .11)  $       .09   ($      .46)  $       .09   ($      .03)
Common Share/
Common Share
Equivalent

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended April 30, 1997, 1996, and 1995.

NET SALES

Net sales for the fiscal year ended April 30, 1997 were $464,212 as compared to $1,094,584 for the fiscal year ended April 30, 1996 and $3,899,152 for the fiscal year ended April 30, 1995.

Sales for the fiscal year ended April 30, 1995 consisted primarily of the Zoo Borns (Registered Trademark) and Tea Bunnies (Registered Trademark) product lines which were sold to a third party in September 1995, accounting for the decrease in sales for the fiscal year ended April 30, 1996 as compared to the fiscal year ended April 30, 1995.

Sales from such sold product lines represent approximately 50 % of the Company's revenues for the fiscal year ended April 30, 1996. Sales from the Shari Lewis product line represent approximately 29% of the Company's revenues for the fiscal year ended April 30, 1996.

The Company continues to seek licensed properties to add to its product lines. The business of the Company is highly seasonal, due to increased consumer demand for toy products during the Christmas holiday season. During the fiscal years ended April 30, 1997, 1996 and 1995 approximately 0%, 32%, and 35%, respectively, of the Company's revenues for retail sales related to the final quarter of the calender year. The seasonality of sales may cause a significant variation in quarterly operating results, and a significant decrease in fourth quarter sales relating to the holiday season may have a material adverse effect upon the Company's profitability.

After the fiscal year ended April 30, 1995 the Company's sales were hampered, among other things, by economic uncertainties and a cautious retail environment. The principal market for the Company's products is the retail sector where certain customers have been experiencing economic difficulties including bankruptcy and reorganization filings. The Company's operations have not been significantly affected by inflation.

GROSS PROFIT

Gross Profit percentage for the fiscal year ended April 30, 1997 was 26% as compared to 8% and 34% for the fiscal years ended April 30, 1996 and 1995, respectively. This increase in fiscal 1997 resulted primarily from discounts and other direct product costs relating to the product line which was sold in the prior period.

OTHER INCOME

Included in non operating income for April 30, 1997 was a gain of $2,337,000 from sales of shares of the Company's investment in Glasgal and a loss of $1,875,000 from a write off of its investment in Evolutions, Inc. and a write off of advances to Kidsview Inc.of $72,286. Included in non operating income for April 30, 1996 was $845,705 from the sale of the Zoo Borns and Tea Bunnies product lines. See Liquidity and Capital Resources. Also the Company recorded in 1996 approximately $1,450,000 of gain from sales of shares of its investment in Glasgal, a company which provides network design, hardware and software, carrier facilities and support services for organizations in a diverse range of industries.

Interest income amounted to $5,662 for the fiscal year ended April 30, 1997. Interest income for fiscal 1996 was $28,708 compared to $28,533 for fiscal 1995. The decrease of $23,046 in fiscal 1997 was primarily attributable to the reduction of notes receivable.

ROYALTIES/LICENSING FEES

Royalties/Licensing fees are variable expenses which increase as sales increase. In the fiscal years ended April 30, 1997, 1996 and 1995 the Company paid approximately $27,658 (or 6% of sales), $156,875 (or 14% of sales) and $477,201 (or 12% of sales), respectively, in royalties on sales of products. In order to match revenues with expenses, minimum royalty guarantees are treated as prepaid expenses and are charged against income as the related products are sold. For fiscal 1997 the amount of royalties paid as a percentage of sales decreased due to the decrease in sales of licensed products. For fiscal 1995, the Company made, pursuant to minimum license agreements, minimum royalty payments aggregating approximately $125,000. The Company made no such payments in fiscal 1997 or 1996.


PRODUCT DEVELOPMENT COSTS

In fiscal 1997 the company incurred $23,484 of development costs. In fiscal 1996 the Company recovered approximately $67,000 in development costs in connection with the sale of product lines as compared to incurring $545,202 of such costs in fiscal 1995. The decrease in costs in fiscal 1997 and 1996 as compared to fiscal 1995 resulted from the sale of product lines in fiscal 1996.

ADVERTISING COSTS

Advertising costs amounted to $244,225 for the fiscal year ended April 30, 1997 as compared to $71,312 and $758,142 for the fiscal years ended April 30, 1996 and April 30, 1995, respectively. The increase in advertising costs for fiscal 1997 was due to the realization of a contingent obligation that came due. The reduction of advertising costs for fiscal 1996 was due to the sale of product lines. Fiscal 1995 advertising costs were primarily attributable to the Company's advertising requirements in connection with the introduction and television promotion of the Zoo Borns (Trademark) product line.


GENERAL AND ADMINISTRATIVE EXPENSES

The following is a breakdown of the principal components of general and administrative expenses for the fiscal years ended April 30, 1997, 1996 and 1995.

                                           Percentage                Percentage               Percentage
                                    1997    of Sales        1996      of Sales      1995       of Sales
                                    ----    --------        ----      --------      ----       --------

Salaries, payroll taxes and
 employee benefits .......... $  542,101       116.8      $833,386      76.1       $615,723       15.8
Professional fees ...........    139,157        30.0       115,192      10.5        360,560        9.3
Financing cost ..............          0         0         598,278      54.7        424,660       10.9
Sales commissions............     12,344         2.7        53,828       4.9        187,986        4.8
Letter of credit charges ....      3,250          .7        27,614       2.5        177,958        4.6
Rent and office expenses ....     61,838        13.3        71,601       6.5            139        3.6
Travel and entertainment ....    130,283        28.1       123,845      11.3        115,024        2.9
Insurance....................     71,589        15.4        79,779       7.3         80,981        2.1
Other........................     27,289         5.9        47,338       4.3         52,237        1.3
Warehouse expense ...........      - 0 -          0         11,285       1.0         41,950        1.1
Stockholder expense .........     14,059         3.0        20,502       1.9         29,967         .8
Telephone charges............     23,787         5.1        21,842       2.0         28,484         .7
Bad debts ...................      - 0 -          0          7,793        .7         24,293         .6
                              ----------       -----    ----------     -----     ----------       ----
                              $1,025,697       221.0    $2,012,283     183.7     $2,279,376       58.5


For the fiscal year ended April 30, 1997 salaries, payroll taxes and employee benefits decreased by $291,285 primarily due to a reduction in staff. For the fiscal year ended April 30, 1996 salaries, payroll taxes and employee benefits increased by approximately $218,000 primarily due to the payment to an Executive Vice President for his services in connection with the sale of Company product lines.

Decreases for the fiscal years ended April 30, 1997 and April 30, 1996 in letter of credit charges were due to the sale of product lines.

Due to the decrease in sales volume and the sale of product lines in fiscal 1996, warehousing expenses decreased to $11,285 for the fiscal year ended April 30, 1996 from $41,950 for the fiscal year ended April 30, 1995.

Sales commissions for the fiscal year ended April 30, 1997 and April 30, 1996 decreased to $12,344 and $53,828, respectively, as a result of the significant decrease in sales due to the sale of product lines. Sales commissions for the fiscal year ended April 30, 1995 were $187,986.

Financing costs of $598,278 and $424,660 were incurred during the fiscal years ended April 30, 1996 and April 30, 1995, respectively, as a result of refinancing the Company's debt.

In fiscal 1997, the Company earned a management fee of $815,158 as compared to $690,000 for fiscal 1996 which covers the monthly reimbursement of the costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold. Set forth below are the principal components. Such reimbursement relates, in part, to salaries , payroll taxes and employee benefits referred to above.

Rent and office expenses decreased to $61,838 and $71,601 for the fiscal year ended April 30, 1997 and April 30, 1996, respectively, from $139,553 for the fiscal year ended April 30, 1995 due to the decrease in business and cost cutting measures.

Professional fees decreased to $139,157 and $115,192 for the fiscal years ended April 30, 1997 and April 30, 1996, respectively, due to the reduction in activity relating to regulatory matters from $360,560 for the fiscal year ended April 30, 1995.

OTHER

At April 30, 1997 the Company had available carryforward losses to offset future taxable income of approximately $3,700,000 which expire during the years 2005 to 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the next twelve months, the Company in addition to meeting its operating needs will have notes payable in the amount of approximately $1,660,000 becoming due. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company anticipates funding its obligations from two principal sources. First, the Company intends to develop additional product lines which would be promoted and marketed in a manner similar to the manner in which the Company has utilized for its Zoo Borns and Tea Bunnies product lines which involved the transfer of such product lines to Evolutions, Inc. as decribed herein. Second, the Company, at April 30, 1997, owned approximately 1,000,000 shares of common stock of Glasgal and may, from time to time, sell a portion of such shares. For additional information regarding prior dispositions of Glasgal shares, see the description of such transactions contained herein. There can be no assurance that the Company will be able to develop additional product lines, obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations. At April 30, 1997, the Company had a cash equivalent balance of $32,939 as compared to $67,886 at April 30, 1996.

For the fiscal year ended April 30, 1997 the Company used cash from operations in the amount of $917,034 as compared to $1,048,880 from operations for fiscal 1996. The Company used $214,799 and $890,399 from its financing activities for the fiscal years ended April 30, 1997 and 1996, respectively. These amounts resulted primarily from the repayment of secured promissory notes.

On January 31, 1994, notes receivable from Glasgal in the amount of $1,900,000, plus interest and costs totaling $733,131, were converted into 840.11 shares of Glasgal's common stock pursuant to a stock purchase agreement between Glasgal and the Company. In addition, subject to the exercise of the Company's Class A and Class B Warrants, Glasgal would have the right to sell to the Company an additional 13.5% of its then outstanding common stock for an aggregate amount of $8,400,000. During May 1994, subsequent to the completion of the above transaction, Glasgal merged into a public company, Sellectek Incorporated, and exchanged each of its shares of Sellectek common stock for 3,242.4 shares of common stock. Pursuant to the merger, the Company's 840.11 shares of Glasgal common stock were converted into 2,723,973 shares of Sellectek, which represented approximately 28% of Sellectek's common stock (reduced to approximately 5% and 10% at April 30, 1997 and 1996, respectively). Sellectek subsequently changed its name to Glasgal. This investment has been accounted for at cost as the Company's interest in Glasgal was reduced below 20% and because the Company does not exercise control or influence over Glasgal.

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

In December 1995 and January 1996, the Company issued 8% notes to two individual lenders each in the principal amount of $100,000. Each note is secured by 35,000 shares of Glasgal common stock held by the Company. The notes were due on March 20, 1996 and April 4, 1996, respectively, and have not been paid.

During the years ended April 30, 1997, and 1996, as an inducement for loan extensions and loan agreements, the Company paid processing and financing fees of 28,571 and 130,000 shares, respectively, of common stock of Glasgal held by the Company.

                                                              April 30
                                                              --------
                                                     1997               1996
                                                     ----               ----
Investment in Glasgal consists of:
  Common Stock:
         Number of Shares                         1,002,840          1,433,973
         Cost                                      $969,395         $1,386,151
         Fair market value based on current
         price per share of registered Glasgal
         shares.                                 $3,008,520        $12,905,575
    Options to purchase
    580,000 shares of common stock                 $725,000           $725,000

Approximately 302,000 shares of Glasgal common stock owned by the Company were held at April 30, 1997 by noteholders as collateral. Such shares are subject to certain restrictions regarding transferability and sale.

Summary  financial   information  of  Glasgal  as  presented  in  its  financial statements (audited by independent certified public accountants), is as follows:

                                                         April 30
                                                         --------
                                              1997                     1996
                                              ----                     ----
          Current assets                  $20,820,000              $17,198,000
          Noncurrent assets                 6,984,000                6,296,000

          Current liabilities              23,777,000               24,862,000
          Long-term obligations             6,027,000                2,338,000

          Shareholders' equity (deficit)   (2,000,000)              (3,706,000)

                        Year Ended       Year Ended        Year Ended
                         April 30,        April 30,         April 30,
                           1997             1996              1995
                           ----             ----              ----
          Net Sales    $59,481,000       $59,169,000       $55,876,000
                       ===========       ===========       ===========

          Net Loss     ($4,960,000)     ($13,418,000)      ($2,393,000)
                       ============     =============      ============

The Company in September 1995,  entered into an agreement with Evolutions,  Inc.
(EVO), whereby the Company transferred all rights and interests to its Zoo Borns product line, Tea Bunnies product line and Kidsview name to a subsidiary of EVO for $750,000 and shares of common stock of EVO equal to approximately 7% of EVO's then outstanding common stock (valued at $75,000) with the right to receive additional shares of common stock equal to approximately 15% of the outstanding common stock of EVO based on certain performance levels of the Zoo Borns and Tea Bunnies product lines over the next three years.

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

As part of the agreement, the Company will manage these product lines and will receive an amount equal to its monthly operating costs, up to $100,000, for such period of time as the Company is managing such product lines. The Company is providing the services of Peter Schneider, President of the Company, for such management. This management arrangement terminated in April 1997. The Company received fees from EVO in connection with this management arrangement amounting to approximately $815,000 and $690,000 during the fiscal years ended April 30, 1997 and April 30, 1996, respectively.

Revenues and expenses of the Zoo Borns and Tea Bunnies product lines included in the accompanying statements of operations are approximately as follows:

                                              Year Ended April 30
                                              -------------------
                                         1997           1996        1995
                                         ----           ----        ----
         Sales                            -          $549,000    $1,391,000
                                         ====        ========    ==========
         Cost of Goods Sold               -          $630,000      $916,000
         Royalties/Licensing fees         -            84,000       111,000
         Product Development Costs        -           (66,000)      545,000
         Advertising and Promotions       -            71,000       758,000
                                         ----          ------        -------
                                          -          $719,000     $2,330,000
                                         ====        ========     ==========

In addition, the Company incurred general and administrative expenses in connection with these product lines.

During the fiscal years ended April 30, 1997 and 1996, the Company invested $1,800,000 and $75,000, respectively, in common stock, and warrants to purchase common stock of EVO. As of April 30, 1997, the Company has written off such investments as worthless.

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

In order to supplement its cash flow, the Company, on March 6, 1991, entered into loan agreements with several investors whereby the Company borrowed an aggregate of $282,000 for six months with interest at the semiannual rate of 14.5%. As part of such transaction, the Company issued to such investors, in a private placement, an aggregate of 17,000 shares of its common stock, on a restricted basis, for an aggregate consideration of approximately $22,000. In October 1991, the Company paid off $32,000 (plus accrued interest) with respect to such loans. At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to approximately $290,000 including interest thereon at the annual rate of 10%. In September 1992 the Company delivered 200,000 shares of common stock to one of such investors in exchange for the contemplated cancellation of substantially all the balance of such loans. The Company under the terms of this arrangement remains contingently liable for the prior obligation depending on the future stock price and salability of the shares. The investor has been unable to sell the shares for a price of at least $1.625 and, accordingly, the shares can be returned to the Company. The Company is obligated to pay such investor the value of the note, plus accrued interest, aggregating, after giving effect to partial repayments, approximately $181,300 at April 30, 1997. If the Company is unable to pay this obligation out of operating revenues, it will have to seek additional financing or sell a portion of its equity holdings in Glasgal to do so. There can be no assurance that the Company will be able to obtain such financing or sell such equity, in which event this obligation would have a material adverse effect upon the Company's operations.

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

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. The warrants expired on June 30, 1997. Such private placement was closed in two stages, the first of which involved the purchase of 52-1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. At July 31, 1997 approximately 53% of such Preferred Stock was aquired by Medical Device Alliance, Inc. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $ .53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438,900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and (b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $ .75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from 1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant.


The Company intends either to pay off its note obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock per dollar subject to stockholder approval of an increase in authorized shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations. Approximately $1,000,000 of the Company's outstanding notes have been acquired by Medical Device Alliance, Inc.


The Company entered into a common stock purchase agreement (the "Agreement") with Glasgal governing certain equity investments which the Company has made, and in the future intends to make, in Glasgal common stock. Pursuant to the Agreement, in January 1994 the Company converted outstanding indebtedness of Glasgal owed to the Company into equity of Glasgal which, upon consummation of the Glasgal merger with Sellectek, resulted in the Company owning approximately 28% of the outstanding shares of Glasgal or 18.5% on a fully diluted basis. In addition, the Agreement gives Glasgal the right to require the Company to purchase an additional number of shares of common stock of Glasgal equal to 13.5% of the then outstanding shares (the "Additional Shares"), or 10% on a fully diluted basis, for an aggregate of approximately $8.4 million after giving effect to certain fees (the "Additional DCI Investment"). Glasgal may require this purchase if, and then only to the extent that, the Company receives proceeds from the exercise of existing Company warrants. There can be no assurance that any or all of such warrants will be exercised. The Company has issued warrants to the public to purchase 6,448,517 shares of Common Stock at $ .53 per share and warrants to purchase 3,438,900 shares of Common Stock at $ .75 per share. Such warrants will expire on November 8, 1997, as extended.

The Company has the right to retain the first $500,000 of warrant exercise proceeds; however, such amount must be used by the Company to purchase shares of Common Stock of Glasgal if the aggregate amount of warrant exercise proceeds applied to the purchase of Glasgal common stock, after the earlier of the expiration of exercise of all warrants or 24 months after the effectiveness of the registration statement covering the Common Stock underlying the warrants, is less than $8.4 million. In view of the fact that, at the present time and throughout 1996, the price of the Common Stock has been substantially below the exercise price of the warrants, it is impossible to predict the timing of exercise of any of the outstanding warrants, or if such warrants will ever be exercised. The Company anticipates such an event will not arise for at least two years and that, should such eventuality arise, the Company will attempt to meet such obligation either through loans (which may be secured by all or a portion of its Glasgal equity), equity financings or some combination thereof. If Glasgal does not require the Additional DCI Investment, the Company may still purchase, on the same terms, the Additional Shares.

In November 1993, the Company issued to several investors secured promissory notes aggregating $500,000 with interest thereon at the annual rate of 8%. Such notes were secured by all the assets of the Company and matured on September 30, 1994, as extended, and were paid off on October 6, 1994. As an inducement for such investors to make such loan, the Company issued to such investors warrants, which expire on November 23, 1998, to purchase an aggregate of 750,000 shares of Common Stock at an exercise price of $ .05 per share, as adjusted. The proceeds from such transaction were loaned to Glasgal to fulfill certain commitments to Glasgal. Such loan to Glasgal was made on the same terms as the previous loans to Glasgal referred to hereinabove. As an inducement to extend the maturity date of such notes to September 30, 1994, the Company issued an aggregate of 500,000 additional warrants ("1994 Warrants") to the holders of such notes on the same terms and conditions as the 1993 Warrants except that the exercise price of the 1994 Warrants is $ .20 per share

DEFERRED INCOME TAX ASSETS

Deferred income tax assets as of April 30, 1997 have been reduced to zero due to uncertainties concerning their realization.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997

                                    CONTENTS

                                                                 Pages
                                                                 -----
Independent Auditors' Reports                                  16 and 17

Consolidated Financial Statements

         Balance Sheets                                        18 and 19

         Statements of Operations                                  20

         Statements of Changes in Stockholders'                    21
         Equity (Deficit)

         Statements of Cash Flows                              22 and 23

         Notes to Consolidated Financial Statements            24  -  35

Financial Statement Schedules

     All schedules are omitted because the required information is either inapplicable or is presented in the financial statements or related notes.

                             BEDERSON & COMPANY LLP
                              405 Northfield Avenue
                              West Orange, NJ 07052

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Direct Connect International Inc. and Subsidiary
266 Harristown Road, Suite #108
Glen Rock, NJ 07452

We have audited the accompanying consolidated balance sheets of Direct Connect International Inc. and Subsidiary as of April 30, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Direct Connect International Inc. and Subsidiary as of April 30, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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

July 18, 1997

                            TODMAN & CO., CPA's, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               New York, NY 10271


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Direct Connect International Inc. and Subsidiary
266 Harristown Road, Suite #108
Glen Rock, NJ 07452

We have audited the accompanying consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows of Direct Connect International Inc. and Subsidiary for the year ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended April 30, 1995 of Direct Connect International Inc. and Subsidiary in conformity with generally accepted accounting principles.

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



TODMAN & CO., CPA's, P.C.
Certified Public Accountants

July 26, 1995




                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           April 30
                                                           --------
                                                     1997           1996
                                                     ----           ----

Current assets
   Cash and cash equivalents                        $32,939        $67,886
   Accounts receivable                               22,857         20,652
   Due from Kidsview, Inc.                             ---         194,117
   Notes receivable - officers                       90,404        111,355
   Investments                                       13,001         54,171
   Prepaid financing costs and other expenses        56,314         69,075
                                                     ------         ------

                           Total current assets     215,515        517,256
                                                    -------        -------

Property and equipment, at cost
   Furniture and fixtures                            42,543         42,543
   Molds, tools and dies                            267,498        267,498
                                                    -------        -------
                                                    310,041        310,041

   Less:  Accumulated depreciation                  263,083        234,813
                                                    -------        -------

                                                     46,958         75,228
                                                     ------         ------


Investment in Glasgal                             1,694,395      2,111,151
Investment in Evolutions, Inc.                        ---           75,000
Deferred income taxes                                 ---          809,287
Security deposits                                       700            700
                                                  ---------      ---------
                                                  1,695,095      2,996,138
                                                  ---------      ---------


               Total assets                      $1,957,568     $3,588,622
                                                 ==========     ==========

See notes to consolidated financial statements.


                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                April 30
                                                                --------
                                                          1997          1996
                                                          ----          ----

Current liabilities
   Accounts payable                                     $534,901      $947,512
   Accrued expenses and taxes payable                     85,564        49,825
   Notes payable - officers and stockholders             253,680       461,716
   Notes payable - other, current portion              1,404,661     1,411,424
   Investments, warrants to sell Glasgal                 300,000       300,000
                                                         -------       -------

                 Total current liabilities             2,578,806     3,170,477
                                                       ---------     ---------

                 Total liabilities                     2,578,806     3,170,477
                                                       ---------     ---------

Commitments and contingencies

Stockholders' equity (deficit)
   Convertible preferred stock:
         Authorized 5,000,000 shares
         $.001 par value; issued and outstanding :
         5,000,000 shares                                  5,000         5,000
   Common stock:
         Authorized  15,000,000 shares,
         $.001 par value; issued and outstanding :
         9,062,066 shares                                  9,062         9,062
   Capital in excess of par value                      5,128,449     5,104,449
   Accumulated deficit                                (5,668,408)   (4,646,195)
   Unrealized loss on investments                        (95,341)      (54,171)
                                                         -------       -------

                 Total stockholders' equity (deficit)   (621,238)      418,145
                                                        --------       -------

                 Total liabilities and stockholders'
                        equity (deficit)              $1,957,568    $3,588,622
                                                      ==========    ==========

See notes to consolidated financial statements.




                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year Ended April 30
                                                            -------------------
                                                   1997           1996              1995
                                                   ----           ----              ----

Revenues
   Sales                                         $464,212      $1,094,584        $3,899,152
                                                 --------      ----------        ----------

Costs and expenses
   Cost of goods sold                             345,222       1,008,972         2,560,406
   Royalties/licensing fees                        27,658         156,875           477,201
   Product development costs                       23,484         (66,482)          545,202
   Advertising and promotion                      244,225          71,312           758,141
   Depreciation                                    28,270          44,220            79,039
   General and administrative
        expenses                                1,025,697       2,012,283         2,279,376
   Less: Management fees                         (815,158)       (690,000)           ---
                                                 --------        --------         ---------

                                                  879,398       2,537,180         6,699,365
                                                  -------       ---------         ---------

Operating loss                                   (415,186)     (1,442,596)       (2,800,213)

Gain on sale of securities                      2,337,348       1,456,802            80,804
Gain on sale of assets and product
   lines                                            ---           845,705             ---
Interest income                                     5,662          28,708            28,533
Other income                                        ---                94             ---
Loss on advances to Kidsview Inc.                 (72,286)         ---                ---
Loss on write off of investment in Evolutions  (1,875,000)         ---                ---
Interest expense                                 (193,464)       (283,658)        ( 229,429)
                                                 --------        --------          --------

Income (loss) before deferred
  income taxes                                   (212,926)        605,055        (2,920,305)

Deferred income taxes                            (809,287)        809,287        (1,244,930)
                                                 --------         -------        ----------

Net income (loss)                             $(1,022,213)     $1,414,342       $(4,165,235)
                                              ===========      ==========       ===========

Earnings (loss) per common
  share                                            ($0.11)           $0.09           ($0.46)
                                                   =======           =====           =======


See notes to consolidated financial statements.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED APRIL 30, 1995,1996, AND 1997

                           Convertible Preferred Stock         Common Stock
                           ---------------------------         ------------
                               Shares      Amount          Shares       Amount
                               ------      ------          ------       ------
Balance, May 1,1994          5,000,000     $5,000         9,062,066      $9,062

Valuation reserve              ----         ----            ----          ----
Net loss                       ----         ----            ----          ----
                             ---------      -----         ---------       -----
Balance, April 30, 1995      5,000,000      5,000         9,062,066       9,062

Valuation reserve              ----         ----            ----          ----
Issuance of options            ----         ----            ----          ----
Net Income                     ----         ----            ----          ----
                             ---------      -----         ---------       -----
Balance, April 30, 1996      5,000,000      5,000         9,062,066       9,062

Valuation reserve              ----         ----            ----          ----
Net loss                       ----         ----            ----          ----
                             ---------     ------         ---------      ------
Balance, April 30, 1997      5,000,000     $5,000         9,062,066      $9,062
                             =========     ======         =========      ======


See notes to consolidated financial statements.


                            Capital in                        Unrealized          Total
                             Excess of      (Accumulated       Loss on         Stockholders'
                             Par Value        Deficit)       Investments      Equity (Deficit)
                             ---------       ---------       -----------      ----------------
Balance,  May 1, 1994        $5,074,449     ($1,895,302)       ($64,588)         $3,128,621

Valuation reserve              ----            ----             (11,460)            (11,460)

Net loss                       ----          (4,165,235)          ----           (4,165,235)
                              ---------       ----------       ---------          ----------

Balance, April 30, 1995       5,074,449      (6,060,537)        (76,048)         (1,048,074)

Valuation reserve              ----            ----              21,877              21,877

Issuance of options              30,000        ----               ----               30,000

Net income                     ----           1,414,342           ----             1,414,342
                              ---------       ---------         --------           ---------

Balance, April 30, 1996       5,104,449      (4,646,195)        (54,171)             418,145

Valuation reserve              ----            ----             (41,170)             (41,170)

Rights to acquire
common stock issued in
conjunction with
adjustments to legal fees        24,000        ----               ----                24,000

Net loss                       ----          (1,022,213)          ----            (1,022,213)
                               ---------      ----------       ---------           ----------

Balance, April 30, 1997      $5,128,449     ($5,668,408)       ($95,341)           ($621,238)
                             ==========     ===========        ========            =========


See notes to consolidated financial statements.


                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Year ended April 30
                                                                              -------------------


                                                                     1997            1996             1995
                                                                     ----            ----             ----
Cash flow from operating activities:

    Net income (loss)                                            ($1,022,213)      $1,414,342      ($4,165,235)
                                                                 ------------      ----------      -----------
    Adjustments to reconcile net income (loss) to
    net cash (used in) operating activities
         Depreciation                                                28,270           44,220            79,039
         Deferred income taxes                                      809,287         (809,287)        1,244,930
         Financing fees, reduction in investment in Glasgal           ---            398,720           463,996
         Management fee income                                        ---           (200,000)            ---
         Gain on sale of Glasgal                                 (2,337,348)      (1,456,802)            ---
         Other costs, sale of Glasgal                                 ---             (3,931)            ---
         Gain on sale of product lines and related assets             --            (845,705)            ---
         Loss on write off of advances to Kidsview Inc.              72,286            ---               ---
         Loss on write off of Evolutions investment               1,875,000            ---               ---
         (Increase) decrease in assets
            Accounts receivable                                      (2,205)        (10,157)           158,627
            Inventories                                               ---            86,955            236,644
            Prepaid royalties                                         ---            47,500            215,919
            Prepaid financing costs and expenses                     12,761          80,371             44,263
         Increase (decrease) in liabilities
            Accounts payable                                       (388,611)        195,060           (100,680)
            Accrued expenses and taxes payable                       35,739           9,834            (77,084)
                                                                     ------           -----            -------

    Total adjustments                                               105,179      (2,463,222)         2,265,654
                                                                    -------      ----------          ---------

    Net cash (used in) operating activities                        (917,034)     (1,048,880)        (1,899,581)
                                                                   --------      ----------         ----------

Cash flows from investing activities
    Notes receivable - officers, increases                          (14,379)        (46,728)          (113,755)
    Notes receivable - officers, decreases                           35,330         284,340             16,872
    Proceeds from sale of Glasgal                                 2,754,104       1,800,000              ---
    Investment in Evolution                                      (1,800,000)          ---                ---
    Increase in due from Kidsview, Inc.                               ---          (994,117)             ---
    Decrease in due from Kidsview, Inc.                             121,831         800,000              ---
    Acquisition of property and equipment                             ---            (8,007)          (65,789)
    Decrease in security deposits                                     ---              ---                154
                                                                  ---------       ---------          ----------
    Net cash provided by (used in) investing activities           1,096,886       1,835,488           (162,518)
                                                                 ----------      ----------           ---------


See notes to consolidated financial statements.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS(CONTINUED)
                Increase (Decrease) in Cash and Cash Equivalents
                                                                        Year Ended April 30
                                                                        -------------------
                                                                 1997          1996           1995
                                                                 ----          ----           ----
Cash flows from financing activities:
    Notes payable - officers and stockholders, increases         41,964        63,411         34,225
    Notes payable - officers and stockholders, decreases       (250,000)         ---          (3,054)
    Notes payable - other, increases                            120,032       959,445      2,601,133
    Notes payable - other, decreases                           (126,795)   (1,913,255)      (793,397)
                                                               --------    ----------       --------

    Net cash provided by (used in) financing activities        (214,799)     (890,399)      1,838,907
                                                               --------      --------       ---------
Net (decrease) in cash and  cash equivalents                    (34,947)     (103,791)       (223,192)
Cash and cash equivalents, beginning of year                     67,886       171,677         394,869
                                                                 ------       -------         -------

Cash and cash equivalents, end of year                          $32,939       $67,886        $171,677
                                                                =======       =======        ========

Supplemental disclosure of cash flows information:
    Cash paid during the year for interest                      $21,045      $111,506        $123,892
                                                                =======      ========        ========
Schedule of noncash investing and financing activities:
    Rights to acquire common stock in conjunction
    with satisfaction of accrued legal fees                     $24,000      $  ---          $  ---
                                                                =======      ========        ========
    Unrealized gain (loss) on investments                      ($41,170)     $  21,877       $ 11,460
                                                               ========      =========       ========

During the fiscal year ended April 30, 1996 the Company had non-cash investing and financing activities in connection with the sale of Glasgal common stock;
sale of product lines and certain assets to Evolutions, Inc.; and Glasgal common stock issued as financing costs, as follows:


Sale of Glasgal common stock:
    Cash proceeds                                                  ---      $1,800,000           ---
    Investment in Glasgal options                                  ---         725,000           ---
    Financing costs incurred                                       ---          73,720           ---
    Note payable, increase                                         ---       (350,000)           ---
    Decrease in investment in Glasgal                              ---       (657,323)           ---
    Increase in warrants to sell Glasgal                           ---       (300,000)           ---
    Increase in capital in excess of par value                     ---        (30,000)           ---
    Gain on sale of Glasgal                                        ---     (1,261,397)           ---

Sale of product lines and certain assets to Evolutions, Inc.
    Increase in Evolutions, Inc.                                   ---          75,000           ---
    Reduction in notes payable                                     ---       1,100,000           ---
    Decrease in interest payable                                   ---          70,678           ---
    Management fees                                                ---       (200,000)           ---
    Decrease in prepaid royalties                                  ---        (10,000)           ---
    Decrease in prepaid expenses                                   ---       (119,994)           ---
    Decrease in property and equipment                             ---        (69,979)           ---
    Gain on sale                                                   ---       (845,705)           ---

As an inducement for loan extensions and loan agreements, the Company paid financing fees by delivering 28,571 and 130,000 shares of Glasgal common stock having a cost basis of $27,618 and $125,665 during the fiscal years ended April 30, 1997 and 1996, respectively.

See notes 3 and 4 regarding non-cash investing and financing activities with respect to the sale of Glasgal common stock and sale of product lines.

See notes to consolidated financial statements.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997

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

          The accompanying April 30, 1997 consolidated balance sheet reflects a working capital deficiency of $2,363,291 and the consolidated statement of operations for the year ended April 30, 1997 reflects a loss from operations of $415,186. During the next twelve months, the Company in addition to meeting its operating needs will have notes payable, as discussed below, in the amount of approximately $1,660,000 becoming due. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company anticipates funding its obligations over the next twelve months from two principal sources. First, the Company intends to develop additional product lines which would be promoted and marketed in a manner similar to the manner in which the Company has utilized for its Zoo Borns and Tea Bunnies product lines which involved the transfer of such product lines to Evolutions, Inc. (EVO) as described herein. Second, the Company owns approximately 1,000,000 shares of common stock of Glasgal Communications, Inc. (Glasgal) and may, from time to time, sell a portion of such shares. For additional information regarding prior dispositions of Glasgal shares, see the description of such transactions contained herein. There can be no assurance that the Company will be able to develop additional product lines, obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations.

(b)       Consolidation
          The consolidated financial statements include the accounts of Direct Connect International Inc. and its wholly-owned subsidiary, Amerawell Products, Ltd. ("Amerawell") (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

(c)       Cash and Cash Equivalents

          Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less. At April 30, 1997, the Company had no bank account balances in excess of federally insured limits.

(d)      Accounts Receivable

         An allowance for doubtful accounts is established based on management's expectation of uncollectables. As of April 30, 1997 and 1996, an allowance for doubtful accounts was not deemed necessary.

(e)      Inventories

         Inventories are valued at the lower of cost (first-in, first-out method) or market and consist of finished goods. Cost of goods sold for the fiscal year ended April 30, 1996 includes a lower of cost or market adjustment of approximately $34,000.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997

Note 1 - Continued

(f)      Investments

         The Company classifies its investments in equity securities as available-for-sale. Investments available-for-sale are recorded on the balance sheet at fair market value, with unrealized gains and losses excluded from earnings and presented as a separate component of stockholders' equity until realized.


(g)      Prepaid Royalties

         The Company entered into license agreements and royalty arrangements for the use of certain famous-name characters for its toys and is obligated to pay nonrefundable advances over the terms of these agreements. In order to match revenues with expenses, these minimum guarantees are treated as prepaid expenses and are charged against income as the related products are sold. Any minimum guaranty paid in excess of earned royalties is charged against income at such point that it is known that earned royalites will not cover minimum royalties.


(h)      Property and Equipment

         Property and equipment are recorded at cost and are depreciated over their estimated useful lives (five to seven years) on the straight-line basis. Maintenance and minor repairs and replacements are charged directly to operations. Major renewals and improvements are capitalized. Costs and accumulated depreciation applicable to assets sold are removed from the accounts and any gain or loss on disposition is charged or credited to income.

(i)      Income Taxes

         For income tax purposes, the Company has a fiscal year ending December 31.

         Certain income and expense items are accounted for in different periods for income tax purposes than for financial reporting purposes.
         Provisions for deferred taxes are made in recognition of these temporary differences.

         The Company utilizes an asset and liability approach for measuring deferred income taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.

         Deferred income tax assets are reduced by a valuation allowance due to uncertainties concerning their realization. (See Note 4).

(j)      Earnings (loss) Per Common Share

         Earnings(loss) per common share are based on the weighted average number of common shares outstanding and common stock equivalents during each period, limited to the number of authorized shares of common stock. Fully diluted earnings (loss) per common share have not been computed because the result would be anti-dilutive or the effect on earnings (loss) per common share would be less than 3%.

         The  weighted   average  number  of  common  shares  and  common  stock
         equivalents  that were used in  computing   earnings (loss) per  common
         share were 9,062,066 (1997), 15,000,000 (1996), and 9,062,066 (1995).

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997


Note 1 - Continued

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

Note 2 -   Investments

         Investments are summarized as follows:

                                                 April 30
                                                 --------
                                       1997                1996
                                       ----                ----
         Cost                       $ 108,342           $ 108,342
         Unrealized loss              (95,341)            (54,171)
                                      -------             -------
         Fair market value          $  13,001           $  54,171
                                    =========           =========


Note 3 -   Investment in Glasgal

         On January 31, 1994, notes receivable from Glasgal in the amount of $1,900,000 plus interest and costs totaling $733,131, were converted into 840.11 shares of Glasgal's common stock pursuant to a stock purchase agreement between Glasgal and the Company. Glasgal provides network, design, hardware and software, carrier facilities and support services for organizations in a diverse range of industries. In addition, subject to the exercise of the Company's Class A and Class B warrants, Glasgal would have the right to sell to the Company an additional 13.5% of its then outstanding common stock for an aggregate amount of $8,400,000. During May 1994, subsequent to the completion of the above transaction, Glasgal merged into a public company, Sellectek Incorporated, and exchanged each of its shares of common stock for 3,242.4 shares of Sellectek Incorporated common stock.

         Pursuant to the merger, the Company's 840.11 shares of Glasgal common stock were converted into 2,723,973 shares of Sellectek Incorporated, which represented approximately 28% of Sellectek's common stock (subsequently reduced to approximately 5% and 10 % at April 30, 1997 and 1996, respectively). Sellectek subsequently changed its name to Glasgal. This investment has been accounted for at cost as the Company's interest in Glasgal was reduced below 20% and because the Company does not exercise control or influence over Glasgal.

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

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997

Note 3 - Continued

         In October 1995 the Company issued to two individual lenders promissory notes in the aggregate principal amount of $350,000. Such notes are secured by a total of 200,000 shares of Glasgal common stock held by the Company and bear interest at the rate of 10% per annum and became due on October 15, 1996. As an inducement for the noteholders to make the $350,000 loan to the Company, the Company agreed to deliver to such holders an aggregate of 19,440 shares of Glasgal common stock held by the Company and to deliver to such holders (a) warrants to purchase for a period of twenty-four months an aggregate of 19,440 shares of Glasgal common stock held by the Company at an exercise price of $2.00 per share, as adjusted, and (b) warrants to purchase for a period of twenty-four months an aggregate of 38,880 shares of the Company's common stock at an exercise price of $ .20 per share.

         In December 1995 and January 1996, the Company issued 8% notes to two individual lenders each in the principal amount of $100,000. Each note is secured by 35,000 shares of Glasgal common stock held by the Company. The notes became due on March 20 and April 4, 1996, respectively, and are past due as of April 30, 1997.

         During the years ended April 30, 1997 and 1996, as an inducement for loan extensions and loan agreements, the Company paid processing and financing fees by delivering 28,571 and 130,000 shares, respectively, of Glasgal common stock heldby the Company.

                                                               April 30
                                                               --------
                                                         1997          1996
                                                         ----          ----
         Investment in Glasgal consists of:
             Common Stock:
               Number of shares                        1,002,840     1,433,973
               Cost                                     $969,395    $1,386,151
               Fair market value based on current
               price per share of registered Glasgal
               shares.                                $3,008,520   $12,905,575
             Options to purchase 580,000 shares
               of common stock, at cost                 $725,000      $725,000

         Approximately 302,000 shares of Glasgal common stock owned by the Company at April 30, 1997 were held by noteholders as collateral. Such shares are subject to certain restrictions regarding transferability and sale.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997

Note 3 - Continued

         Summary   financial  information  of   Glasgal  as   presented  in  its
         consolidated financial statements ( audited by independent certified public accountants) are as follows:

                                                        April  30
                                                        ---------
                                               1997                 1996
                                               ----                 ----
                  Current assets           $20,820,000          $17,198,000
                  Noncurrent assets          6,984,000            6,296,000

                  Current liabilities       23,777,000           24,862,000
                  Long-term obligations      6,027,000            2,338,000

                  Shareholders' equity     (2,000,000)           (3,706,000)

                       Year Ended        Year Ended         Year Ended
                        April 30          April 30,          April 30,
                          1997               1996               1995
                          ----               ----               ----

         Net Sales   $59,481,000       $59,169,000         $55,876,000
                     ===========       ===========         ===========

         Net Loss    ($4,960,000)     ($13,418,000)        ($2,393,000)
                     ===========      ============         ===========

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

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997

Note 4 - Continued

         As part of the agreement, the Company will manage these product lines and will receive an amount equal to its monthly operating costs, up to $100,000, for such period of time as the Company is managing such product lines. The Company is providing the services of Peter Schneider, President of the Company, for such management. This management arrangement terminated during April 1997. The Company received fees from EVO in connection with this management arrangement amounting to approximately $815,000 and $690,000 during the fiscal years ended April 30, 1997 and 1996, respectively.

         Revenues and expenses of the Zoo Borns and Tea Bunnies  product  lines,
         included   in  the   accompanying   statements   of   operations,   are
         approximately as follows:

                                                  Year Ended April 30
                                                  -------------------
                                          1997           1996          1995
                                          ----           ----          ----

             Sales                           -        $549,000     $1,391,000
                                         ------       --------     ----------
             Cost of Goods Sold              -         630,000        916,000

             Royalties/Licensing Fees        -          84,000        111,000

             Product Development Costs       -         (66,000)       545,000

             Advertising and Promotions      -          71,000        758,000
                                         ------        -------      ---------
                                             -         719,000      2,330,000
                                         ------     -----------     ----------
                                             -      $ (170,000)     $(939,000)
                                         ======      ==========      =========


         In addition, the Company incurred general and administrative expenses in connection with these product lines.

         During the fiscal years ended April 30, 1997 and 1996, the Company invested $1,800,000 and $75,000, respectively, in common stock and warrants to purchase common stock of EVO. As of April 30, 1997, the Company has written off such investments as worthless.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997

Note 5 -   Deferred Income Taxes

          For federal income tax reporting purposes the Company has net operating losses which are available to offset future federal taxable income. Such losses expire as follows:

                                               Approximate
                  Year Ending                     Amount
                  -----------                     ------
                      2005                       $400,000
                      2006                      1,000,000
                      2007                        800,000
                      2009                        700,000
                      2010                        800,000
                                                  -------
                                               $3,700,000
                                               ==========

         The deferred income tax asset as of April 30, 1997 was reduced to zero by a valuation allowance of approximately $2,100,000 due to uncertainties concerning their realization at that date. At April 30, 1996 , due to the sale by the Company of some of its equity interest in Glasgal and the significant increase in the market value of the Company's equity interest in Glasgal, the Company recognized a deferred income tax asset of $809,287.

         The deferred income tax asset consists of the following:

                                                 Year Ended April 30
                                                 -------------------
                                              1997                 1996
                                              ----                 ----

         Net operating loss                $2,092,089            $1,792,089

         Valuation allowance              ($2,092,089)             (982,802)
                                          -----------              --------

                                           $    - 0 -              $809,287
                                           ==========              ========


         The following is a reconciliation of the federal income tax rate to the actual effective income tax rate as a percentage of pretax income:

                                                    Year Ended April 30
                                                    -------------------

                                                  1997     1996     1995
                                                  ----     ----     ----

         Statutory federal income
              tax rate                            34.0%    34.0%     34.0%

         State and local income taxes,
              net of federal tax benefit           6.0      6.0       6.0
                                                   ---      ---       ---

                                                  40.0     40.0      40.0
         Less: change in deferred income tax
               valuation allowance               340.1%    93.8       2.6
                                                 -----     ----       ---

                                                 380.1%    133.8%    42.6%
                                                 ======    ======    =====

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997

Note 6 -   Notes Payable - Officers and Shareholders

           Notes payable - officers and shareholders, including accrued interest consist of the following:


     (a) During September 1992, 200,000 shares of common stock of the Company were issued to an investor as settlement of an obligation in the amount of $291,784, plus accrued interest. Should the investor be unable to sell the shares for a price of at least $1.625 by August 1, 1993, the holder had the right to return the shares to the Company. The Company was also obligated to pay to the investor the difference between the proceeds of the sale and the value of the note plus accrued interest. To date, the individual has not returned such shares to the Company; however, a portion of the obligation is still shown as outstanding as the price of the shares never exceeded $1.625.

                                          April 30
                                          --------
                                      1997       1996
                                      ----       ----
                                    $181,365   $395,070

     (b) Officer loans bearing interest at a rate of 8% which can be exchanged for 260,000 shares and warrants to purchase shares of common stock at a price of $.20 per share and warrants to purchase 130,000 shares of common stock at a price of $1.00 per share.

                                         April 30
                                         --------
                                      1997       1996
                                      ----       ----
                                      72,315     66,646
                                      ------     ------
                                    $253,680   $461,716
                                    ========   ========


Note 7 - Notes Payable - Other

     (a) The Company is obligated under 8% notes payable including accrued interest. In addition, the holders of certain of these notes received warrants expiring November 23, 1998, to purchase 750,000 shares of common stock exercisable at $ .05 per share and 500,000 shares exercisable at $ .20 per share. Other holders can convert their notes into equity securities under certain conditions on terms which have not yet been determined. For additional information regarding obligations incurred during the fiscal year ended April 30, 1996, see
          Note 3.
                                                     April 30
                                                     --------
                                                1997         1996
                                                ----         ----
                                             $1,353,657    $1,388,696

     (b) Financings relating to insurance costs bear interest at rates ranging from 8.17% to 9.5% per annum.
                                                      April 30
                                                      --------
                                                1997           1996
                                                ----           ----
                                                51,004         22,728
                                             ---------      ---------
                                             1,404,661      1,411,424
             Less: Current Maturities        1,404,661      1,411,424
                                             ---------      ---------
                                             $ - 0 -        $ - 0 -
                                             =========      =========

         The carrying value of the Company's long-term debt approximates its fair value.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997

Note 8 -  Stockholders' Equity

          During the years ended April 30, 1997 and 1996, the Company had 6,488,517 outstanding Redeemable Class A Warrants, expiring on November 8, 1997, as extended. Each warrant entitles the holder to purchase one share of common stock and receive a Redeemable Class B Warrant which also expires on November 8, 1997, as extended. As a result of a private placement of Convertible Preferred Stock which was completed in October 1992, the exercise prices of the Class A and Class B Warrants were adjusted so that for $1.00 and the exercise of one Class A Warrant the holder will receive 1.8868 shares of the Company's common stock ($ .53 per share) and a Class B Warrant. For $ .75 and the exercise of a Class B Warrant, the holder will receive one share of the Company's common stock.

          During October 1992, the Company completed a private placement of 100 units. Each unit consisted of 50,000 shares of Convertible Preferred Stock and 25,000 warrants each to purchase one share of common stock at $1 per share through June 1997, as extended. The Convertible Preferred Stock is convertible into common stock (the "conversion shares") at any time on or after January 1, 1993, at the election of the holders, provided that the conversion shares are registered, or an exemption from registration is available, at an intitial conversion rate of three shares of common stock for each share of convertible preferred stock, at a conversion price of $ .20. The conversion price is subject to adjustment from time to time in the event of (i) the issuance of common stock as a dividend or distribution of any class of capital stock of the Company; (ii) the combination, subdivision or reclassification of the common stock; (iii) the issuance to all holders of common stock of rights or warrants to subscribe for or purchase common stock at a price per share less than the then current conversion price and the then current market price of the common stock; (iv) the distribution to all holders of common stock of evidence of the Company's indebtedness or assets (including securities, but excluding cash dividends or distributions paid out of earned surplus); (v) the issuance of common stock, or securities convertible into common stock, at a price per share less than the then current conversion price and the then current market price of common stock (excluding dividends on preferred stock paid in common stock). No adjustment in the conversion price is required until cumulative adjustments require an adjustment of at least 1% in such conversion price.

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

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               APRIL 30, 1997

Note 8 - Continued

         In September 1994, the Company, in consideration of services rendered, granted to Capital Vision Group, Inc. a warrant to purchase 95,000 shares of the Company's common stock at an exercise price of $ .20 per share. Such warrants expire on November 23, 1998. For financial reporting purposes, no value has been assigned to this transaction.


         During 1996, in consideration of an adjustment to outstanding indebtedness to a law firm for services rendered, such firm agreed to accept 320,000 shares of the Company's common stock having a value of $24,000 at the date of the adjustment. The issurance of such shares is subject to availabilty.

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


         The status of the options granted under the Incentive Stock Option Plan is as follows:



         Years Ended April 30, 1995 and 1996 and 1997
         --------------------------------------------

         Outstanding at April 30, 1994,
           1995 and 1996                   452,809   $ .19 to $1.16   $206,995
              Granted                         -            -             -
              Terminated                      -            -             -
              Exercised                       -            -             -
         Outstanding at April 30, 1995,
                                           -------                    --------
           1996 and 1997                   452,809     .19 to  1.16   $206,995
                                           =======                    ========
              Exercisable                  452,809     .19 to  1.16   $206,995
                                           =======                    ========

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

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997

Note 9 - continued

          No accounting  recognition is  given to  stock  options until they are
          exercised,   at  which  time  the   proceeds   are   credited  to  the
          stockholders' equity accounts.


          The status of the options granted under the New Incentive Stock Option Plan, which is subject to stockholder approval, is as follows:

          Outstanding at April 30, 1994,
            1995 and 1996                1,000,000     $ .63 to $ .69   $657,700
              Granted                         -            -                -
              Terminated                      -            -                -
              Exercised                       -            -                -
                                         ---------                      --------
          Outstanding at April 30, 1995,
           1996 and 1997                 1,000,000       .63 to   .69   $657,700
                                         =========                      ========
              Exercisable                     -            -                -
                                         =========                      ========

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

          The board also voted, subject to stockholder approval, to grant options to purchase shares of common stock to certain officers based on the Company achieving either specified gross sales or stock price goals as follows:

       Year Ending     Options to Purchase          Gross Sales     Stock Price
       April 30        Shares of Common Stock         Goals            Goals*
       --------        ----------------------         -----            ------
       1997                 511,500                  $12,500,000      $1.50
       1998                 558,000                   14,000,000       1.75
       1999                 604,500                   15,500,000       2.00

* Average over last 90 days of fiscal year.

Note 10 - Related Party Transactions

         During the years ended April 30, 1997, 1996 and 1995 the Company purchased products totaling approximately $305,000, $396,000 and $678,000, respectively, from a corporation which is owned and operated by a principal stockholder and executive vice president of the Company. During the fiscal years ended April 30, 1997, 1996 and 1995 the Company incurred product development expenses of approximately $24,000, $27,000 and $49,000 , respectively, payable to this corporation.

         During the years ended April 30, 1997, 1996 and 1995, the Company paid approximately $72,000, $72,000, and $66,000, respectively, to an officer for legal services rendered.

         As of April 30, 1997 and 1996 the Company held 8% notes receivable from certain officers aggregating approximately $78,000 and $111,000, respectively, including interest. Interest income for the years ended April 30, 1997, 1996, and 1995 on officers' loans totaled approximately $6,000 , $26,000 and $21,000, respectively.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997



Note 11 - Commitments and Contingencies

     (a) License Agreements

         The Company has the right to use product names and designs under license agreements with designers. These agreements require the Company to pay royalties ranging from 5% to 10% of sales.

         For the years ended April 30, 1997, 1996, and 1995 approximately 77%, 29 %, and 24%, respectively of sales were licensed products Little Sleepy Eyes and Lamb Chop. Approximately 50% (1996) and 35% (1995) of sales were the Zoo Borns licensed product line which was sold in September 1995, see Note 4.

      (b)Major Customers

         The Company had sales to major customers during the years ended April 30, 1997, 1996, and 1995 as follows:

                                                     % of Total Sales
         Year Ended              Number of           Attributable to
           April 30          Major Customers         Major Customers
           --------          ---------------         ---------------

             1997                  2                        86
             1996                  2                        68
             1995                  2                        40



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth the executive officers and directors of the Company as of the date hereof.

             NAME                  AGE               POSITION
             ----                  ---               --------

      Joseph M. Salvani            40          Chairman of the Board and
                                               Principal Executive Officer

      Peter L. Schneider           44          President and Director


      Barry A. Rosner              54          Vice President, Treasurer,
                                               Director and Principal
                                               Financial Officer

      Y.S. Ling                    52          Executive Vice President,
                                               International Operations

      Howard G. Peretz             58          Executive Vice President

      William B. Rodman            58          Secretary

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

JOSEPH M. SALVANI has been Chairman of the Board of Directors and Principal Executive Officer of the Company since August 10, 1992. From 1981 to 1986 Mr. Salvani was the Senior Chemical Industry Analyst and also held the position of Senior Vice President at Goldman, Sachs & Co. From 1986 to 1989 he was a general partner and Hedge Fund Manager of Steinhardt Partners. From 1989 to 1991, he was a managing partner of EGS Partners with the responsibilities of managing performance-based hedge funds and raising funds for small companies. Beginning in early 1991, Mr. Salvani became President of Salvani Investments. In addition, Mr. Salvani was a registered broker with Brookehill Equities Inc. from March 1991 to July 31, 1992. Mr. Salvani is also a director of Medicis Pharmaceutical Company and of Glasgal Communications, Inc. Mr. Salvani is a graduate of Rutgers College with Bachelor of Science degrees in Accounting, Economics and Finance. He also holds a Master's degree in Business Administration from Columbia University. Mr. Salvani spends approximately 30% of his time in connection with the Company's business.

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

HOWARD G. PERETZ, joined the Company as Executive Vice President on September 1, 1993, with assignments in the areas of strategic planning, new product acquisition, and distribution expansion. Mr. Peretz was formerly a Vice President of Marketing at both Hasbro and Knickerbocker Toys. He also headed his own development group, Packaged Play Development. Mr. Peretz was also a partner in Starshine, a New Jersey based company specializing in the selling of licensed stuffed toys to the gift trade. Since 1987, Mr. Peretz has had consulting assignments with some of the leading companies in the children's field - Applause, Kenner, Tyco, General Mills Fun Group, CBS toys, Hallmark and Ringling Bros Barnum & Baily.

WILLIAM B. RODMAN, was elected Secretary of the Company in 1988. He was a member of the law firm of Reid & Priest for more than ten years. Since 1986 he has been counsel to several New York law firms.

During the fiscal year ended April 30, 1997, the Board of Directors of the Company held four meetings. No member of the Board of Directors attended fewer than 75% of the meetings of the Board in the fiscal year ended April 30, 1997. There is no Executive Committee or Audit Committee. The Board as a whole serves as a Nominating Committee, Compensation Committee and Stock Option Committee. Directors receive no compensation for serving in such capacity.

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

The Board of Directors has reviewed the compensation for each of the executive officers for fiscal year 1997 and determined that, in its opinion, the compensation of such officers was reasonable and appropriate in view of the Company's performance and the contribution of those officers to such performance.

The only officers or directors who received aggregate remuneration in excess of $60,000 during the fiscal year ended April 30, 1997 were Peter Schneider, who earned $179,334 and Howard Peretz who received $87,500 . The total aggregate remuneration received during such period by all of the officers and directors as a group was $316,221. Other non-cash compensation such as the use of an automobile leased by the Company and payment of premiums for insurance for the benefit of Mr. Schneider did not exceed 10% of the cash compensation paid to Mr. Schneider or to all executive officers as a group.

On September 1, 1992, the Company entered into a two-year agreement under which Joseph M. Salvani received annual cash compensation of $120,000, which was paid in equal monthly installments. Mr. Salvani has been granted options by principal stockholders to purchase 1,910,000 shares of Common Stock at an exercise price of $ .20 per share. The options were to expire on June 30, 1997 but will be extended to a date not yet determined. If the options are exercised in full, it may result in a change of control of the Company. In the event Mr. Salvani exercises the options while the Company is primarily engaged in its current business, Mr.Salvani has agreed to grant Mr. Schneider a proxy to vote such shares for such period of time that the Company is engaged in its current business. In addition, the Company has agreed to register such shares. No employee has a written employment agreement at April 30, 1997.

Other than as described below, the Company has no pension or profit-sharing plan or other contingent forms of remuneration.

The following table summarizes compensation paid by the Company for services rendered during 1997, 1996, and 1995 by the Principal Executive Officer and all other compensated executives of the Company (collectively, together with the Principal Executive Officer, the "Executive Officers") other than the Principal Executive Officer.

                           SUMMARY COMPENSATION TABLE
                                Annual Compensation                                Long Term Compensation
                                -------------------                                ----------------------

                                                                                     Awards                 Payments

                                                                                     ------                 --------
Name and Principal Position   Year   Salary($)  Bonus($)    Other Annual    Restricted     Securities      LTIP     All
---------------------------   ----   ---------  -------     Compensation      Stock        Underlying     ($)      Other
                                                            ------------    Awards($)      Options/        --      ($)
                                                                            --------         SAR($)                  ---
                                                                                            -------

Joseph M. Salvani              1997      -          -               -            -             -           -         -
Chairman of the
Board and Principal
Executive Officer              1996      -          -               -            -             -           -         -


                               1995      -          -               -            -             -           -         -


Peter L. Schneider             1997     179,334     -               -            -             -           -         -
President and
Director
                               1996     151,831     -               -            -             -           -         -

                               1995     145,454     -               -            -             -           -         -


Howard Peretz                  1997      87,500     -               -            -             -           -         -
Executive Vice President

                               1996     131,831     -               -            -             -           -         -


                               1995     151,206     -               -            -             -           -         -


Y.S. Ling                      1997       -         -               -            -             -           -         -
Executive Vice President

                               1996       -      284,340            -            -             -           -         -


                               1995       -       25,000            -            -             -           -         -

For information regarding Stock Options, see following tables.

                       OPTIONS GRANTED IN LAST FISCAL YEAR

There were no stock options granted to the executive officers during the fiscal year ended April 30, 1997.

The following table sets forth information with respect to Executive Officers concerning unexercised options held as of the fiscal year ended April 30, 1997. None of the Executive Officers exercised options during the fiscal year ended April 30, 1997. No options were repriced during the fiscal year ended April 30, 1997.

                 AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1997
                        AND FISCAL YEAR-END OPTION VALUES
                                                                                            Value of Unexercised
                                                          Number of Unexercised            In-the-Money Options at
                                                            Options at F/Y End                 Fiscal Year End
                                                            ------------------                 ---------------
                         Shares      Value Realized
 Name                  Exercise(#)        ($)          Exercisable      Unexercisable*     Exercisable   Unexercisable*
 ----                  -----------   --------------    -----------      --------------     -----------   --------------
Joseph Salvani
  Chairman of the
  Board and Principal
  Executive Officer....     0               0           86,505                 0                0             0
Peter L. Schneider
  President.............    0               0          136,304             1,900,000            0             0
Y.S. Ling
  Executive Vice
  President.............    0               0             0                1,900,000            0             0
Howard G. Peretz
  Executive Vice
  President.............    0               0           16,000               130,000            0             0
Barry A. Rosner
  Vice President,
  Treasurer and Principal
  Financial Officer.....    0               0           55,000               230,000            0             0
William B. Rodman
  Secretary.............    0               0           70,000               230,000            0             0



          * All  unexercisable  options  were  granted  subject  to  stockholder ratification except for options to purchase 30,000 shares, 16,000 shares, 16,000 shares, 16,000 shares granted under the 1988 Incentive Stock Option Plan to Messrs. Schneider, Peretz, Rosner and Rodman, respectively.



              LONG TERM INCENTIVE PLANS-AWARDS IN FISCAL YEAR 1997

There were no long term incentive plans-awards granted to the Executive Officers during the fiscal year ended April 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At July 31, 1997, the directors and officers of the Company and their affiliates owned 2,761,669 shares of Common Stock representing approximately 30% of the issued and outstanding shares of Common Stock.

The following table sets forth, as of the July 31, 1997, the holdings of voting securities of the Company by those persons owning of record or known by the Company to own beneficially or otherwise to have voting or dispositive control over 5% or more of any class of the Company's securities, the holdings by each director, and the holdings by all of the officers and directors of the Company as a group.

Title           Name and Address of           Amount and Nature         Percent
of Class        Beneficial Owner(1)           of Beneficial             Of
--------        -------------------
                                              Ownership(2)              Class
                                              ------------              -----
Common          Peter L. Schneider            2,708,232 shs.(3)(4)       29.9%
Common          Y.S. Ling                     1,281,616 shs.             14.1%
Common          Barry A. Rosner                    0 shs.(5)              -
Common          Joseph Salvani                     0 shs.(6)              -
Common          All Directors and Officers    2,761,669 shs.(4)(5)(6)    30.5%
                as a Group (6 Persons)
Convertible     Medical Device Alliance, Inc. 2,625,000 shs.(7)          52.5%
Preferred       3800 Howard Hughes Parkway
                Suite 1800
                Las Vegas, NV  89109
Convertible     Brookehill Equities, Inc.       275,000 shs.              5.5%
Preferred       545 Madison Avenue
                New York, NY 10022
Convertible     All Directors and Officers            0 shs.                0%
Preferred       as a Group (6 Persons)


(1) The address for Messrs. Schneider, Ling, Rosner and Salvani is 266 Harristown Road, Suite 108, Glen Rock, NJ 07452.
(2)      All shares are directly held except as otherwise stated.
(3) Includes 1,281,616 shares of Common Stock beneficially owned by Mr. Schneider because of a proxy given to him by Y.S. Ling. Mr. Schneider may be deemed to be a control person.
(4) Does not include options to purchase 136,304 shares of Common StocK which became exercisable in May 1993.
(5) Does not include (i) options to purchase 39,000 shares of Common StocK which became exercisable in May 1993 and (ii) 7,601 shares of Common Stock owned by Barbara Rosner, Mr. Rosner's wife. Mr. Rosner disclaims beneficial ownership of such shares.
(6) Does not include an option granted by Messrs. Schneider (946,000 shares), Ling (878,000 shares) and Rodman (86,000 shares) exercisable, on a date to be determined by negotiations among the parties, to purchase 1,910,000 shares of Common Stock at a price of $ .20 per share. Does not include options under the Company's Incentive Stock Option Plan to purchase an additional 86,505 shares of Common Stock which became exercisable in September 1993.
(7) Also acquired approximately $1,000,000 of the Company's outstanding notes, all of which are past due.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 1997, the Company purchased products totaling approximately $305,000 from Well World Toy Company, Ltd., which is owned and operated by Y.S. Ling, a principal stockholder and Executive Vice President of the Company. In fiscal 1996 and 1995, there were purchases totaling approximately $396,000 and $678,000, respectively. During the fiscal years ended April 30, 1997, 1996 and 1995, the Company incurred product development expenses of approximately $24,000, $27,000 and $49,000, respectively, payable to Well World Toy Company, Ltd.

During the year ended April 30, 1993, Peter Schneider, the former Chairman of the Board of Directors, and currently the President and a principal stockholder of the Company, borrowed $54,685 from the Company. Mr. Schneider signed a promissory note for such amount which bears interest at the rate of 8% per annum (the "Schneider Note"). The Schneider Note was due on April 29, 1994, was rolled over and is due on August 10, 1997. Such loan has not yet been repaid. The amount due, including accrued interest, approximated $78,395 at April 30, 1997.

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

At April 30, 1996, Howard Peretz, an Executive Vice President, had borrowed an aggregate of approximately $26,000 from the Company. Mr. Peretz signed promissory notes which bear interest at the rate of 5% per annum and which were payable upon demand. Such obligation was assumed by a third party in October 1996 and has not been paid. The obligation, amounting to approximately $38,800 at April 30, 1997 was written off by the Company at April 30, 1997.

The loans to officers referred to above were made on terms favorable to the borrowers. The Company considers making loans to its officers on a case-by-case basis. The Company believes that loans are an important element of incentives for executives, since the Company does not have the ability to pay compensation packages to its executives comparable to those paid by other public companies as additional incentives to attract key people. The Company believes that the benefit of such loans outweighs the negative effect on the Company of not having the funds loaned to these executives available to meet the Company's recurring needs for additional working capital. Currently, the Company is not considering making any such loans. The Company paid Mr. Rodman for professional services rendered $72,000, $72,000 and $66,000 for the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

On March 6, 1991, as part of a private replacement of its securities, the Company entered into lending agreements with Mr. Charles Lieberman, Mr. Ira Lamster and Mrs. Barbara Rosner whereby the Company borrowed $230,000, $32,000 and $11,500 from such persons, respectively, for a period of six months at a semiannual rate of interest of 14.5%. As an inducement for such persons to enter into such transactions, the Company agreed to sell to such persons on a restricted basis 14,286, 2,000 and 714 shares of Common Stock, respectively, for an aggregate consideration of $22,312 or approximately $1.31 per share. In April 1991, the Company entered into negotiations with Mrs. Rosner which resulted in the reduction of the Company's note to Mrs. Rosner, referred to above, from $11,500 to $1,233. In October 1991, the Company paid off $32,000 (plus accrued interest) with respect to such loans. At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to $276,000 with interest thereon at the annual rate of 10%. At April 30, 1997 such loans, after giving effect to partial repayments, amounted to approximately $181,400 including interest.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

*2.0 - Common Stock Purchase Agreement between the Compnay and Glasgal Communications, Inc. (filed with Annual Report on Form 10-K for the fiscal year ended April 30, 1995 as Exhibit 2.0)

*3.1 - Certificate of Incorporation of the Company (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as
Exhibit 3.1)

*3.2 - Certificates of Amendment of the Certificate of Incorporation (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as Exhibit 3.2)

*3.3 - Certificate of Designations of Convertible Preferred Stock (filed with Registration Statement on Form SB- 2, File No. 33-58592, effectiveness pending, as Exhibit 3.3)

*3.4 - By laws of the Company, as amended (filed with Annual Report on Form 10-K for the fiscal year ended April 30, 1990 as Exhibit 3.3)

*4.1 - Specimen Common Stock Certificate (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as Exhibit 4.1)

*4.2 - Form of Warrant Agreement relating to Redeemable Class A Warrants and Redeemable Class B Warrants (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as Exhibit 4.3)

*4.3 - Specimen Redeemable Class A Warrant Certificate (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as
Exhibit 4.4)

*4.4 - Specimen Redeemable Class B Warrant Certificate (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as
Exhibit 4.5)

*4.5 - Specimen 1992 Warrant (filed with Registration Statement on Form SB-2, File No. 33-585-92, effectiveness pending, as Exhibit 4.5)

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

21 - List of Subsidiaries: Amerawell Products, Ltd., a Hong Kong corporation

23 - Auditors' Consent

24 - Power of Attorney

27 - Financial Data Schedule
-------------------------------------------------------------------------------
*Incorporated herein by reference.

(b) FINANCIAL STATEMENT SCHEDULES
      None

(c) REPORTS ON FORM 8-K
      None                               42

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Glen Rock, State of New Jersey on the 12th day of August 1997.

                       DIRECT CONNECT INTERNATIONAL INC.
                                  (Registrant)

                           By:/s/ Peter L. Schneider
                              ----------------------
                        (Peter L. Schneider, President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                            Date
---------                   -----                            ----

Joseph M. Salvani           Chairman of the Board and        August 12, 1997
                            Principal Executive Officer

Peter L. Schneider          President and Director           August 12, 1997

Barry A. Rosner             Vice President-Finance,          August 12, 1997
                            Treasurer and Principal
                            Financial and Accounting
                            Officer and Director

Joseph M. Salvani
Peter L. Schneider          All of the Directors              August 12,  1997
Barry A. Rosner

Peter L. Schneider, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons pursuant to powers of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission.

                             /s/ Peter L. Schneider
                             ----------------------
                                 Peter L. Schneider
                                 Attorney-in-fact