Form 10-Q
period 1997-07-31
DIRECT CONNECT INTERNATIONAL INC
filed 1997-09-22
CIK 840815

                                FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997.
          -------------


                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM           TO
              --------     -------

                             COMMISSION FILE NUMBER

                                     0-18288

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997: 9,062,066
                                   ---------

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY

                                      INDEX
                                      -----

PART I.     FINANCIAL INFORMATION                                   PAGE NO
            ---------------------                                   -------

            Item 1.     Financial Statements

                        Condensed Consolidated
                        Balance Sheets -
                        July 31, 1997 and
                        April 30, 1997                                3

                        Condensed Statements
                        Of Consolidated
                        Operations - Three
                        Months Ended July 31,
                        1997 and July 31, 1996                        4

                        Condensed Statements
                        Of Consolidated Cash
                        Flows - Three Months
                        Ended July 31, 1997
                        and July 31, 1996                             5

                        Notes to Financial Statements                 6

            Item 2.     Management's Discussion
                        and Analysis of Results
                        of Operations and
                        Financial Condition                         7 - 12

PART II.    OTHER INFORMATION
            -----------------

            Item 6.     Exhibits and Reports
                        on Form 8-K                                  13

            Signatures                                               14

PART 1.     FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS

                Direct Connect International Inc. and Subsidiary
                           Consolidated Balance Sheets

                                     ASSETS

                                                July 31, 1997     April 30, 1997
                                                -------------     --------------
                                                (Unaudited)
Current assets
     Cash and cash equivalents                    $101,104              $32,939
     Accounts receivable                            18,617               22,857
     Notes receivable-officers                      91,105               90,404
     Investments                                    13,001               13,001
     Prepaid financing costs and other expenses     71,524               56,314
                                                   -------              -------
                Total current assets               295,351              215,515
                                                   -------              -------

Property and equipment , at cost
     Furniture and fixtures                         42,543               42,543
     Molds, tools and dies                         267,498              267,498
                                                   -------              -------
                                                   310,041              310,041
     Less: accumulated depreciation                269,634              263,083
                                                   -------              -------
                                                    40,407               46,958
                                                   -------              -------

Investment in Glasgal                            3,073,788            1,694,395
Security deposits                                      700                  700
                                                 ---------            ---------
                                                 3,074,488            1,695,095
                                                 ---------            ---------

                Total assets                    $3,410,246           $1,957,568
                                                ==========           ==========


                      LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                             $548,896             $534,901
     Accrued expenses and taxes payable            138,219               85,564
     Notes payable-officers and stockholders           ---              253,680
     Notes payable-other, current portion        1,795,890            1,404,661
     Investment, warrants to sell Glasgal          300,000              300,000
                                                 ---------            ---------
                Total current liabilities        2,783,005            2,578,806
                                                 ---------            ---------

Stockholders' equity
     Convertible preferred stock:
         Authorized 5,000,000 shares, $.001
         par value; issued and outstanding-
         5,000,000 shares                            5,000                5,000
     Common stock:
         Authorized 15,000,000 shares, $.001
         par value; issued and outstanding-
         9,062,066 shares                            9,062                9,062
     Capital in excess of par value              5,148,449            5,128,449
     Accumulated deficit                        (4,439,929)          (5,668,408)
     Unrealized loss on investments                (95,341)             (95,341)
                                                 ---------            ---------
               Total stockholders' equity          627,241             (621,238)
                                                 ---------            ---------
               Total liabilities and
                  stockholders' equity          $3,410,246           $1,957,568
                                                ==========           ==========


                Direct Connect International Inc. and Subsidiary

                      Consolidated Statements of Operations

                                                           For the
                                                       Three Months Ended
                                                       ------------------
                                               July 31,1997       July 31,1996
                                               ------------       ------------
                                                          (Unaudited)
Revenues:
      Sales                                            $0             $171,749
                                                  -------             --------

Costs and expenses
      Cost of goods sold                              ---              163,477
      Royalties/licensing fees                        ---               15,809
      Product development costs                       ---                6,000
      Depreciation                                  6,551                6,551
      General and administrative expenses         235,484              234,664
      Less:  management fees                       (6,676)            (255,000)
                                                  -------             --------
                                                  235,359              171,501
                                                  -------              -------

Operating income (loss)                          (235,359)                 248
Gain on sale of securities                      1,522,614              916,935
Interest income                                       774                   65
Other income                                          ---                2,278
Interest expense                                  (59,551)             (25,753)
                                                ---------              -------
Net income                                     $1,228,478             $893,773
                                               ==========             ========

Income per common share                             $0.08                $0.06
                                                    =====                =====




                Direct Connect International Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                          For Three Months Ended
                                                                          ----------------------
                                                                    July 31, 1997       July 31, 1996
                                                                    -------------       -------------
                                                                                (Unaudited)

Cash flows from operating activities
     Net income (loss)                                               $1,228,478           $893,773
                                                                     ----------           --------
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:
         Depreciation                                                     6,551              6,551
         Gain on sale of Glasgal stock                               (1,522,614)          (916,935)
     (Increase) decrease  in assets
         Accounts receivable                                              4,240           (179,723)
         Prepaid financing costs and other expenses                     (15,210)            57,468
     Increase (decrease) in liabilities
         Accounts payable                                                13,995            (51,066)
         Accrued expenses and taxes payable                              52,655             70,928
                                                                      ---------          ---------

     Total adjustments                                               (1,460,383)        (1,012,777)
                                                                     ----------         ----------
     Net cash (used in) operating activites                            (231,905)          (119,004)
                                                                     ----------         ----------
Cash flows from investing activities
     Notes receivable-officers, increases                                  (701)            (7,635)
     Increase in Due from Kidsview, Inc.                                    ---         (1,179,050)
     Acquisition of property and equipment                                  ---             (9,352)
     Proceeds from sale of Glasgal stock                              1,999,547          1,028,100
     Acquisition of Glasgal stock                                    (1,856,325)               ---
                                                                     ----------          ---------
     Net cash (used in) provided by investing activities                142,521           (167,937)
                                                                        -------           --------
Cash flows from financing activities
     Increase in notes payable-officers and stockholders                    ---              1,048
     Decrease in notes payable-officers and stockholders               (253,680)               ---
     Increase in notes payable-other                                    391,229            386,941
     Increase in paid in capital                                         20,000                ---
                                                                      ---------            -------
  Net cash provided by financing activities                             157,549            387,989
                                                                      ---------          ---------

Net increase in cash and cash equivalents                                68,165            101,048
Cash and cash equivalents at beginning of period                         32,939             67,886
                                                                       --------           --------
Cash and cash equivalents at end of period                             $101,104           $168,934
                                                                       ========           ========


Supplemental disclosure of cash flows information
     Cash paid during the three months for interest                     $59,551            $25,753
                                                                        -------            -------


                        DIRECT CONNECT INTERNATIONAL INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of July 31, 1997, (b) the results of operations for the three months ended July 31, 1997 and July 31, 1996 and (c) changes in cash flows for the three months ended July 31, 1997 and July 31, 1996.

2. Refer to the audited financial statements for the fiscal year ended April 30, 1997 for details of accounting policies and accounts, none of which have changed significantly in composition since that date.

3. Financial results for the interim period ended July 31, 1997 may not be indicative of the financial results for the fiscal year ending April 30, 1998.

4. The Company has available carry forward losses applicable to the reduction of future Federal income taxes aggregating approximately $2,400,000 at July 31, 1997 and which expire during various years through 2011.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales
---------

Net sales for the three months ended July 31, 1997 were $0 as compared to $171,749 for the same period in the prior fiscal year.

The Company intends to develop additional product lines; however, there can be no assurance that it will be able to do so on a commercially viable basis. If such product lines are so developed, the Company may be required to sell or license such product lines, depending on, among other factors, its financial resources.

At July 31, 1997, the Company did not have a backlog of confirmed orders from its customers.

Gross Profit
------------

Gross Profit percentage for the three months ended July 31, 1997 was 0% as compared to 4.81% for the three months ended July 31, 1996. Such decrease for the three months ended July 31, 1997 was a result of no sales during this period.

Royalties/Licensing Fees
------------------------

Royalties/Licensing fees are variable expenses which increase as sales increase. For the three month period ended July 31, 1997, the Company paid $0 and $15,809 (or 9% of sales) for the three months ended July 31, 1996. The decrease in royalties was a result of no sales during the three months ended July 31, 1997.

Other Income
------------

Other income amounted to approximately $1,500,000 for the three months ended July 31, 1997 as compared to approximately $900,000 for the three months ended July 31, 1996. The increase for the three month period ended July 31, 1997 was due to the sale of additional shares of Glasgal stock by the Company at a higher price than in the prior year..

General and Administrative Expenses
-----------------------------------

For the three months ended July 31, 1997, the Company earned a management fee of $6,676 as compared to $255,000 for the three months ended July 31, 1996, which covers the monthly reimbursement of the costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold. The reason for the decrease was the reduction in revenues from the Company's management activities on behalf of Evolutions, Inc., which terminated in May 1997. Set forth below are the principal components.

General and administrative expenses for the three months ended July 31, 1997 were $235,484 as compared to $234,664 for the three months ended July 31, 1996. For the three months ended July 31, 1997 there were no commissions as compared to $8,467 in commissions for the three months ended January 31, 1996. This decrease resulted primarily from the decline in the amount of sales upon which commissions are based. Professional fees were $37,524 for the three months ended July 31, 1997 as compared to $12,049 for the three months ended July 31, 1996. This increase for the three months ended July 31, 1997 was due primarily to incurring professional fees in connection with the Company's annual audit and expenses involved with respect to financing activities. Letter of credit and foreign office expenses amounted to $0 for the three months ended July 31, 1997 as compared to $13,065 for the three months ended July 31, 1996. This decrease was due primarily to the decline in purchases resulting from the decrease in sales and the decline in the cost of goods purchased.

For the three months ended July 31, 1997, salaries were $82,807 as compared to $109,275 for the three months ended July 31, 1996.

Travel and entertainment expenses increased to $37,200 for the three months ended July 31, 1997 as compared to $33,218 for the three months ended July 31, 1996. This increase resulted from the Company's efforts to expand sales under its management activities which have terminated.

LIQUIDITY AND CAPITAL RESOURCES

During the next twelve months, in addition to meeting its operating needs, the Company will have notes payable in the amount of approximately $1,800,000 becoming due. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company owns approximately 1,000,000 shares of common stock of Glasgal Communications, Inc. (Glasgal) and may, from time to time, sell a portion of such shares. There can be no assurance that the Company will be able to obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations.

For the three months ended July 31, 1997 the Company used cash from operations in the amount of $231,905 as compared to using $119,004 from operations for the three months ended July 31, 1996. The Company obtained $157,549, from its financing activities for the three months ended July 31, 1997 as compared to obtaining $387,989 for the three months ended July 31, 1996. These amounts resulted primarily from borrowings using the Company's Glasgal shares as collateral.

For the three months ended July 31, 1997, the Company provided $142,521 from its investing activities as compared to using $167,937 for the three months ended July 31, 1996. Included in the amount for the three months ended July 31, 1997 were proceeds received in the amount of $1,999,547 from the sale of 493,300 shares of Glasgal stock. The Company also used $1,856,325 to acquire 480,000 shares of Glasgal stock. Cash flows for the three months ended July 31, 1996 included $1,028,100 from the sale of 115,000 shares of Glasgal stock. Also included in that amount was cash used to increase the Company's advances to Kidsview, Inc. by $1,179,050. In connection with the transactions involving the Glasgal stock, Glasgal relinquished certain options regarding purchase of shares of such stock from the Company, and the option granted to the Company by Glasgal to purchase additional shares of Glasgal stock was increased.


In June 1997, the Company entered into a lending arrangement with Barbara Rosner, wife of a director and chief financial officer of the Company, whereby she agreed to provide funds to the Company in the aggregate amount of $225,000. The Company agreed to issue to her secured promissory notes, with interest at the rate of 10% per annum, to cover the loans as made from time to time. As an inducement for her to make the loans, the Company agreed to issue to her warrants to purchase an aggregate of 100,000 shares of common stock of the Company at an exercise price of $.20 per share. At July 31, 1997 the Company received $115,000 under such lending arrangement and issued notes for such amount. Such notes are secured by 64,100 shares of Glasgal common stock. Two notes aggregating $115,000 become due in October 1997 and two additional notes issued in August 1997 aggregating $20,110, and secured by 6600 shares of Glasgal common stock, become due in December 1997. .

In October 1995 the Company issued to two individual lenders promissory notes in the aggregate principal amount of $350,000. Such notes are secured by a total of 200,000 shares of Glasgal common stock held by the Company and bear interest at the rate of 10% per annum and became due in March 1997, as extended. As an inducement for the noteholders to make the $350,000 loan to the Company, the Company agreed to deliver to such holders an aggregate of 19,440 shares of Glasgal common stock held by the Company and to deliver to such holders (a) warrants to purchase for a period of twenty-four months an aggregate of 19,440 shares of Glasgal common stock held by the Company at an exercise price of $2.00 per share, as adjusted, and (b) warrants to purchase for a period of twenty-four months an aggregate of 38,880 shares of the Company's common stock at an exercise price of $ .20 per share. The Company negotiated with such noteholders regarding the extension for repayment of the notes and will deliver an additional 11,666 shares of Glasgal common stock as consideration for such extension.

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

In order to supplement its cash flow, the Company, on March 6, 1991, entered into loan agreements with several investors whereby the Company borrowed an aggregate of $282,000 for six months with interest at the semiannual rate of 14.5%. As part of such transaction, the Company issued to such investors, in a private placement, an aggregate of 17,000 shares of its common stock, on a restricted basis, for an aggregate consideration of approximately $22,000. In October 1991, the Company paid off $32,000 (plus accrued interest) with respect to such loans. At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to approximately $290,000 including interest thereon at the annual rate of 10%. In September 1992 the Company delivered 200,000 shares of common stock to one of such investors in exchange for the contemplated cancellation of substantially all the balance of such loans. The Company under the terms of this arrangement remains contingently liable for the prior obligation depending on the future stock price and salability of the shares. The investor has been unable to sell the shares for a price of at least $1.625 and, accordingly, the shares can be returned to the Company. The Company is obligated to pay such investor the value of the note, plus accrued interest, aggregating, after giving effect to partial repayments, approximately $190,000 at July 31, 1997. If the Company is unable to pay this obligation out of operating revenues, it will have to seek additional financing or sell a portion of its equity holdings in Glasgal to do so. There can be no assurance that the Company will be able to obtain such financing or sell such equity, in which event this obligation would have a material adverse effect upon the Company's operations.

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

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. The warrants expired on June 30, 1997. Such private placement was closed in two stages, the first of which involved the purchase of 52-1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $.53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438,900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and (b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $ .75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from 1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant.

In order to provide for additional working capital, to meet expenses related to a proposed, but not consummated, merger with Glasgal, and to be in position to assist Glasgal in solving its cash flow problems in contemplation of the merger, the Company entered into lending arrangements with several individuals under which the Company issued notes aggregating $780,000 plus interest thereon at the annual rate of 8% in private placements pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the
Act). Such notes matured between December 31, 1993, as extended, and December 31, 1995. At July 31, 1997, such notes amounted to approximately $823,000 including accrued interest thereon. As an inducement for making such loans, it was intended that the holders would have an opportunity to convert such notes into equity securities when the Company next undertook a private placement, the terms of which had not been determined, provided that the holders met suitability requirements thereof. The Company believes that all of such holders either were officers of the Company or relatives of officers of the Company who in all cases were deemed to be suitable investors or other individuals who had preexisting personal relationships with officers or directors of the Company and, in addition, would have been deemed "accredited investors" as such term is defined in Rule 501 of Regulation D under the Act if an exemption had been sought under Regulation D. In view of the Company's default in payment of its obligations under the notes and its inability to afford the noteholders an opportunity to convert such notes into equity securities, several of the noteholders have recently contacted the Company and have threatened to commence litigation against the Company to enforce the Company's obligations under the notes. The Company intends either to pay off the obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock per dollar subject to stockholder approval of an increase in authorized shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations. Approximately $1,000,000 of the Company's outstanding notes have been acquired by Medical Device Alliance, Inc.

The Company, after termination of the proposed Glasgal merger, entered into a common stock purchase agreement (the "Agreement") with Glasgal governing certain equity investments which the Company has made, and in the future intends to make, in Glasgal common stock. Pursuant to the Agreement, in January 1994 the Company converted outstanding indebtedness of Glasgal owed to the Company into equity of Glasgal which, upon consummation of the Glasgal merger with Sellectek Incorporated, resulted in the Company owning approximately 28% of the outstanding shares of Glasgal or 18.5% on a fully diluted basis. In addition, the Agreement gives Glasgal the right to require the Company to purchase an additional number of shares of common stock of Glasgal equal to 13.5% of the then outstanding shares (the "Additional Shares"), or 10% on a fully diluted basis, for an aggregate of approximately $8.4 million after giving effect to certain warrant solicitation fees (the "Additional DCI Investment"). Glasgal may require this purchase if, and then only to the extent that, the Company receives proceeds from the exercise of existing Company warrants. There can be no assurance that any or all of such warrants will be exercised. The Company has issued warrants to the public to purchase 6,448,517 shares of Common Stock at $ .53 per share and warrants to purchase 3,438,900 shares of Common Stock at $ .75 per share. Such warrants will expire in November 1997, as extended. The Company has the right to retain the first $500,000 of warrant exercise proceeds; however, such amount must be used by the Company to purchase shares of Common Stock of Glasgal if the aggregate amount of warrant exercise proceeds applied to the purchase of Glasgal common stock, after the earlier of the expiration of exercise of all warrants or 24 months after the effectiveness of the registration statement covering the Common Stock underlying the warrants, is less than $8.4 million. In view of the fact that, at the present time and throughout 1996, the price of the Common Stock has been substantially below the exercise price of the warrants, it is impossible to predict the timing of exercise of any of the outstanding warrants, or if such warrants will ever be exercised. The Company anticipates such an event will not arise for at least two years and that, should such eventuality arise, the Company will attempt to meet such obligation either through loans (which may be secured by all or a portion of its Glasgal equity), equity financings or some combination thereof. If Glasgal does not require the Additional DCI Investment, the Company may still purchase, on the same terms, the Additional Shares.

In November 1993, the Company issued to several investors secured promissory notes aggregating $500,000 with interest thereon at the annual rate of 8%. Such notes were secured by all the assets of the Company and matured on September 30, 1994, as extended, and were paid off on October 6, 1994. As an inducement for such investors to make such loan, the Company issued to such investors warrants, which expire on November 23, 1998, to purchase an aggregate of 750,000 shares of Common Stock at an exercise price of $ .05 per share, as adjusted ("1993 Warrants"). The proceeds from such transaction were loaned to Glasgal to fulfill certain commitments to Glasgal. As an inducement to extend the maturity date of such notes to September 30, 1994, the Company issued an aggregate of 500,000 additional warrants ("1994 Warrants") to the holders of such notes on the same terms and conditions as the 1993 Warrants except that the exercise price of the 1994 Warrants is $ .20 per share.

DEFERRED INCOME TAX ASSETS

Deferred income tax assets as of April 30, 1997 and July 31, 1997 have been reduced to zero due to uncertainties concerning their realization.

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

                        DIRECT CONNECT INTERNATIONAL INC.
                                  (Registrant)



Date:    September 18, 1997               By /s/Peter L. Schneider
         ------------------                  ---------------------
                                             Peter L. Schneider
                                             President and Chief
                                             Operating Officer

Date:    September 18, 1997               By /s/Barry A. Rosner
         ------------------                  ------------------
                                             Barry A. Rosner
                                             Treasurer and Chief
                                             Financial Officer