Form 10-Q
period 1997-10-31
DIRECT CONNECT INTERNATIONAL INC
filed 1997-12-15
CIK 840815

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997.
         -----------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM             TO          .
              ---------      ---------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997: 9,062,066
                                      ---------

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY

                                                       INDEX

PART I.      FINANCIAL INFORMATION                              PAGE NO

             Item 1.        Financial Statements

                            Condensed Consolidated
                            Balance Sheets -
                            October 31, 1997 and
                            April 30, 1997                         3

                            Condensed Statements
                            Of Consolidated
                            Operations - Three
                            Months Ended October 31,
                            1997 and October 31, 1996 and
                            Six Months Ended October 31,
                            1997 and October 31, 1996              4

                            Condensed Statements
                            Of Consolidated Cash
                            Flows - Six Months
                            Ended October 31, 1997
                            and October 31, 1996                   5

                            Notes to Financial Statements          6

             Item 2.        Management's Discussion
                            and Analysis of Results
                            of Operations and
                            Financial Condition                  7 - 13

PART II.     OTHER INFORMATION

             Item 6.        Exhibits and Reports
                            on Form 8-K                            13

             Signatures                                            14

PART 1.     FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS

                  Direct Connect International Inc. and Subsidiary
                           Consolidated Balance Sheets

                                     ASSETS
                                               October 31, 1997   April 30, 1997
                                               ----------------   --------------
                                                  (Unaudited)
Current assets
    Cash and cash equivalents                         $59,710           $32,939
    Accounts receivable                                18,617            22,857
    Notes receivable                                  269,270               ---
    Notes receivable-officers                          93,390            90,404
    Investments                                           ---            13,001
    Prepaid financing costs and other expenses         12,324            56,314
                                                       ------            ------
                   Total current assets               453,311           215,515
                                                      -------           -------

Property and equipment , at cost
    Furniture and fixtures                             42,543            42,543
    Molds, tools and dies                             267,498           267,498
                                                      -------           -------
                                                      310,041           310,041
    Less: accumulated depreciation                    276,183           263,083
                                                      -------           -------
                                                       33,858            46,958
                                                       ------            ------

Investment in Glasgal                               3,003,970         1,694,395
Security deposits                                         700               700
                                                    ---------         ---------
                                                    3,004,670         1,695,095
                                                    ---------         ---------

                    Total assets                   $3,491,839        $1,957,568
                                                   ==========        ==========


                     LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                 $495,372          $534,901
    Accrued expenses and taxes payable                138,926            85,564
    Notes payable-officers and stockholders             ---             253,680
    Notes payable-other, current portion            2,119,999         1,404,661
    Investment, warrants to sell Glasgal                ---             300,000
                                                    ---------         ---------
             Total current liabilities              2,754,297         2,578,806
                                                    ---------         ---------

Stockholders' equity
  Convertible preferred stock:
    Authorized 5,000,000 shares, $.001
    par value; issued and outstanding-
    5,000,000 shares                                    5,000             5,000
  Common stock:
    Authorized 15,000,000 shares, $.001
    par value; issued and outstanding-
    9,062,066 shares                                    9,062             9,062
  Capital in excess of par value                    5,148,449         5,128,449
  Accumulated deficit                              (4,424,969)       (5,668,408)
  Accumulated other comprehensive income                ---             (95,341)
                                                    ---------         ---------
    Total stockholders' equity                        737,542          (621,238)
                                                      -------          --------
    Total liabilities and stockholders'
     equity                                        $3,491,839        $1,957,568
                                                   ==========        ==========



                               Direct Connect International Inc. and Subsidiary
                                    Consolidated Statements of Operations
                                                  For The                                     For The
                                             Three Months Ended                          Six Months Ended
                                             ------------------                          ----------------
                                      October 31, 1997   October 31, 1996       October 31, 1997    October 31, 1996
                                      ----------------   ----------------       ----------------    ----------------
                                                (Unaudited)                                 (Unaudited)
Revenues:
    Sales                                  $     ---          $259,838             $     ---           $431,587
                                           ---------          --------             ---------           --------

Costs and expenses
    Cost of goods sold                           ---           124,713                    ---           288,190
    Royalties/licensing fees                     ---             6,881                    ---            22,690
    Product development cost                     ---             6,000                    ---            12,000
    Advertising and promotion                    ---             4,539                    ---             4,539
    Depreciation                               6,549             6,549                 13,100            13,100
    General and administrative expenses      332,218           316,370                567,702           551,034
    Less:  management fees                   (35,731)         (164,658)               (42,407)         (419,658)
                                             -------          --------                -------          --------
                                             303,036           300,394                538,395           471,895
                                             -------           -------                -------           -------


Operating income (loss)                     (303,036)          (40,556)              (538,395)          (40,308)

Gain on sale of securities                    352,934          696,885              1,875,548         1,613,820
Interest income                                 5,954              707                  6,728               772
Other income                                      277            1,094                    277             3,372
Interest expense                              (41,168)         (25,510)              (100,719)          (51,263)
                                              -------          -------               --------           -------
Net income                                    $14,961         $632,620             $1,243,439        $1,526,393
                                              =======         ========             ==========        ==========
Income per common share                         $0.00            $0.04                  $0.08             $0.10
                                              =======         ========             ==========        ==========




                               Direct Connect International Inc. and Subsidiary

                                      Consolidated Statements of Cash Flows
                                                                        For The Six Months Ended
                                                                        ------------------------
                                                                October 31, 1997    October 31, 1996
                                                                ----------------    ----------------
                                                                            (Unaudited)
Cash flows from operating activities
     Net income                                                   $1,243,439          $1,526,393
                                                                  ----------          ----------
     Adjustments to reconcile net income
        to net cash (used in) operating activities:
        Depreciation                                                  13,100              13,100
        Gain on sale of Glasgal stock                             (1,950,018)         (1,613,820)
        Loss on sale of Mark Solutions Stock                          74,469                 ---
     Decrease (increase) in assets
        Accounts receivable                                            4,240               8,291
        Prepaid financing costs and expenses                          43,990              33,719
     Increase (decrease) in liabilities
        Accounts payable                                             (39,529)           (620,642)
        Accrued expenses and taxes payable                            53,362             265,762
                                                                  ----------          ----------
     Total adjustments                                            (1,800,386)         (1,913,590)
                                                                  ----------          ----------
     Net cash (used in) operating activities                        (556,947)           (387,197)
                                                                  ----------          ----------


Cash flows from investing activities
     Notes receivable-officers, increase                              (2,986)            (13,276)
     Increase in Due from Kidsview, Inc.                                 ---            (108,648)
     Increase in investment in Evolutions, Inc.                          ---          (1,800,000)
     Increase in due from IBN Inc.                                  (219,270)                ---
     Increase in due from Funatics Inc.                              (50,000)                ---
     Acquisition of property and equipment                               ---              (1,369)
     Proceeds from sale of Glasgal stock                           2,196,768           1,828,100
     Acquistion of Glasgal stock                                  (1,856,325)                ---
     Proceeds from sale of Mark Solutions stock                       33,873                 ---
                                                                   ---------           ---------
     Net cash provided by (used in) investing activities             102,060             (95,193)
                                                                   ---------           ---------
Cash flows from financing activities
     Increase in notes payable-officers and stockholders                 ---               2,097
     Decrease in notes payable-officers and stockholders            (253,680)                ---
     Increase in notes payable-other                                 755,178           1,624,129
     Decrease in notes payable-other                                 (39,840)         (1,158,857)
     Increase in paid in capital                                      20,000                 ---
                                                                     -------             -------
     Net cash provided by financing activities                       481,658             465,272
                                                                     -------             -------
Net increase (decrease) in cash and cash equivalents                  26,771             (17,118)
Cash and cash equivalents at beginning of period                      32,939              67,886
                                                                     -------             -------
Cash and cash equivalents at end of period                           $59,710             $50,768
                                                                     =======             =======

Supplemental disclosures of cash flows information
     Cash paid during the six months for interest                   $100,719             $51,263
                                                                    --------             -------



                        DIRECT CONNECT INTERNATIONAL INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of October 31, 1997, (b) the results of operations for the three and six months ended October 31, 1997 and October 31, 1996 and (c) changes in cash flows for the six months ended October 31, 1997 and October 31, 1996.

2. Refer to the audited financial statements for the fiscal year ended April 30, 1997 for details of accounting policies and accounts, none of which have changed significantly in composition since that date.

3. Financial results for the interim period ended October 31, 1997 may not be indicative of the financial results for the fiscal year ending April 30, 1998.

4. The Company has available carry forward losses applicable to the reduction of future Federal income taxes aggregating approximately $2,400,000 at October 31, 1997 and which expire during various years through 2011.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General
-------

The Company had no revenues from operations for the three and six months ended October 31, 1997, and unless the Company develops additional product lines or enters into management arrangements with other companies, as it has done in the past but which have terminated, the Company will have to sell assets to continue its operations. In November 1997, the Company entered into a non-binding letter of intent to merge with Medical Device Alliance, Inc., a company engaged in the business of distributing ultrasonic surgical systems which are being marketed for the aspiration of soft tissue by plastic surgeons.

Net Sales
---------

Net sales for the three and six month periods ended October 31, 1997 amounted to $0 and $0, respectively, as compared to $259,838 and $431,587 respectively, for the same periods in the prior fiscal year.

The Company intends to develop additional product lines; however, there can be no assurance that it will be able to do so on a commercially viable basis given the limited resources of the Company. If such product lines are so developed, the Company may be required to sell or license such product lines, depending on, among other factors, its financial resources.

At October 31, 1997, the Company did not have a backlog of confirmed orders from its customers.

Gross Profit
------------

Gross Profit percentage for the three months ended October 31, 1997 was 0% as compared to 52% for the three months ended October 31, 1996. Gross Profit percentage for the six months ended October 31, 1997 was 0% as compared to 33% for the six months ended October 31, 1996. Such decrease for the three and six months ended October 31, 1997 was a result of no sales during the three and six months ended October 31, 1997.

Royalties/Licensing Fees
------------------------

Royalties/licensing fees are variable expenses which increase as sales increase. For the three and six month periods ended October 31, 1997, the Company paid $0 and $0, respectively, as compared to $6,881 (or 3% of sales) and $22,690 (or 5% of sales) for the three and six month periods ended October 31, 1996, respectively. The decrease in royalties was a result of no sales during the three and six months ended October 31, 1997.

Other Income
------------

Other income amounted to approximately $360,000 and $1,880,000 for the three and six months ended October 31, 1997 as compared to approximately $700,000 and $1,615,000 for the three and six months ended October 31, 1996. Other income for the six months ended October 31, 1997 is primarily comprised of the gain on the sale of 221,667 shares of common stock of Glasgal Communications, Inc. (Glasgal) held by the Company.

General and Administrative Expenses
-----------------------------------

For the three and six months ended October 31, 1997, the Company received from its management arrangement with Evolutions, Inc. (EVO) $35,731 and $42,407, respectively, as compared to $164,658 and $419,658, respectively, for the three and six months ended October 31, 1996, which covers the monthly reimbursement of the back office costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold to EVO. The reason for the decrease was the reduction in activity in connection with the Company's management arrangements on behalf of EVO, which terminated in May 1997. Additional costs were incurred by the Company after the termination date for which the Company was reimbursed during this period. Set forth below are the principal components.

General and administrative expenses for the three and six month periods ended October 31, 1997 were $332,218 and $567,902, respectively, as compared to $316,370 and $551,034, respectively, for the three month and six month periods ended October 31, 1996. For the three month and six month periods ended October 31, 1997 there were no commissions as compared to $0 and $8,469, respectively, for the three month and six month periods ended October 31, 1996. This decrease resulted because there were no sales upon which commissions are based. Professional fees were $36,459 and $73,983, respectively, for the three and six month periods ended October 31, 1997 as compared to $59,100 and $71,149, respectively, for the three and six month periods ended October 31, 1996. This decrease for the three months ended October 31, 1997 was due primarily to the timing of the Company's annual audit and fees associated with the Company's financing activities. Letter of credit and foreign office expenses amounted to $34,069 and $34,069, respectively, for the three month and six month periods ended October 31, 1997 as compared to $10,344 and $23,343, respectively, for the three month and six month periods ended October 31, 1996. This increase was due primarily to the activity by Amerawell Products, Ltd., the Company's wholly-owned subsidiary, in connection with the terminated management arrangement with EVO.

For the three and six month periods ended October 31, 1997, salaries were $191,883 and $274,690, respectively, as compared to $138,288 and $247,563, respectively, for the three and six month periods ended October 31, 1996. Such increases resulted from additions to payroll in anticipation of the Company's development of new business opportunities.

Travel and entertainment expenses amounted to $9,637 and $46,844 for the three and six month periods ended October 31, 1997 as compared to $37,506 and $70,725 for the three and six month periods ended October 31, 1996. Such decreases resulted from the reduction of activity caused by the termination of the management arrangement referred to above

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the next twelve months, in addition to meeting its operating needs, the Company will have notes payable in the amount of approximately $2,100,000. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company owns approximately 900,000 shares of common stock of Glasgal and may, from time to time, sell a portion of such shares. There can be no assurance that the Company will be able to obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations.

For the six months ended October 31, 1997 the Company used cash from operations in the amount of $556,947 as compared to using $387,197 from operations for the six months ended October 31, 1996. The Company obtained $481,658 from its financing activities for the six months ended October 31, 1997 as compared to obtaining approximately $465,272 for the six months ended October 31, 1996. These amounts resulted primarily from borrowings using the Company's Glasgal shares as collateral.

For the six months ended October 31, 1997, the Company provided $102,060 from its investing activities as compared to using $95,193 for the six months ended October 31, 1996. Included in the amount for the six months ended October 31, 1997 were proceeds in the amount of $2,196,768 from the sale of 565,522 shares of Glasgal stock and proceeds in the amount of $33,872 from the sale of 8,334 shares of stock of Mark Solutions, Inc. held by the Company. The Company also used $1,856,325 of such proceeds to acquire 480,000 shares of Glasgal stock. Cash flows for the six months ended October 31, 1996 included $1,828,100 from the sale of 221,667 shares of Glasgal stock. Also included in that amount was cash used to increase the Company's advances to Kidsview, Inc. by $108,648 and to increase its investment in EVO by $1,800,000. In connection with the transactions involving the Glasgal stock, Glasgal relinquished certain options regarding the purchase of shares of such stock from the Company, and the option granted to the Company by Glasgal to purchase additional shares of Glasgal stock was increased.

In June 1997, the Company entered into a lending arrangement with Barbara Rosner, wife of a director and chief financial officer of the Company, whereby she agreed to provide funds to the Company in the aggregate amount of $225,000. The Company agreed to issue to her secured promissory notes, with interest at the rate of 10% per annum, to cover the loans as made from time to time. As an inducement for her to make the loans, the Company agreed to issue to her warrants to purchase an aggregate of 100,000 shares of common stock of the

Company at an exercise price of $.20 per share. At October 31, 1997 the Company received $155,110 under such lending arrangement and issued notes for such amount. Such notes are secured by 69,100 shares of Glasgal common stock. Two notes aggregating $115,000 became due in November 1997 and two additional notes issued in August and September 1997 aggregating $40,110, and secured by 11,600 shares of Glasgal common stock, become due in December 1997.

In September 1997, the Company entered into a lending arrangement with an individual lender whereby the Company issued secured promissory notes in the aggregate principal amount of $250,000. Such notes are secured by a total of 62,000 shares of Glasgal common stock and bear interest at the rate of 10% per annum and became due in November 1997, as extended. As an inducement for making the loans, the Company agreed to pay such lender $25,000 as an inducement fee.

Of the proceeds received from such lending arrangements, $155,000 were used for the Company's operational expenses and an aggregate of $265,000 was loaned to two companies, evidenced by 15% and 10% promissory notes and secured by inventory and receivables. Such lending arrangements provide for an aggregate of $14,500 to be paid to the Company as an inducement fee. The notes become due in December 1997, as extended. The purpose of such loans was to develop potential business opportunities with such companies. Messrs. Peter Schneider and Y. S. Ling, the President and an Executive Vice President of the Company, respectively, have an equity interest in one of such companies. In October 1997 the Company received advances aggregating $15,600 from a company controlled by Peter Schneider.

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

To continue its business, the Company will have to seek additional financing and there can be no assurance that it will be able to obtain such financing. No assurance can be given as to the number of outstanding warrants, which represent a potential source of funds, that will be exercised. The Company is exploring alternatives to utilizing its equity investments in connection with financing its operations and developing new products.

In order to supplement its cash flow, the Company, on March 6, 1991, entered into loan agreements with several investors whereby the Company borrowed an aggregate of $282,000 for six months with interest at the semiannual rate of 14.5%. As part of such transaction, the Company issued to such investors, in a private placement, an aggregate of 17,000 shares of its common stock, on a restricted basis, for an aggregate consideration of approximately $22,000. In October 1991, the Company paid off $32,000 (plus accrued interest) with respect to such loans. At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to approximately $290,000 including interest thereon at the annual rate of 10%. The Company is obligated to pay such investor the value of the note, plus accrued interest, aggregating, after giving effect to partial repayments, approximately $196,000 at October 31, 1997. Such obligation was acquired by Medical Device Alliance, Inc. If the Company is unable to pay this obligation out of operating revenues, it will have to seek additional financing or sell a portion of its equity holdings in Glasgal to do so. There can be no assurance that the Company will be able to obtain such financing or sell such equity, in which event this obligation would have a material adverse effect upon the Company's operations.

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

In order to provide for additional working capital, to meet expenses related to a proposed, but not consummated, merger with Glasgal, and to be in position to assist Glasgal in solving its cash flow problems in contemplation of the merger, the Company entered into lending arrangements with several individuals under which the Company issued notes aggregating $780,000 plus interest thereon at the annual rate of 8% in private placements pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the
Act). Such outstanding notes matured between December 31, 1993, as extended, and December 31, 1995. At October 31, 1997, such outstanding notes amounted to approximately $650,000 including accrued interest thereon after giving effect to certain repayments. As an inducement for making such loans, it was intended that the holders would have an opportunity to convert such notes into equity securities when the Company next undertook a private placement, the terms of which had not been determined, provided that the holders met suitability requirements thereof. The Company believes that all of such holders either were officers of the Company or relatives of officers of the Company who in all cases were deemed to be suitable investors or other individuals who had preexisting personal relationships with officers or directors of the Company and, in addition, would have been deemed "accredited investors" as such term is defined in Rule 501 of Regulation D under the Act if an exemption had been sought under Regulation D. In view of the Company's default in payment of its obligations under the notes and its inability to afford the noteholders an opportunity to convert such notes into equity securities, several of the noteholders have recently contacted the Company and have threatened to commence litigation against the Company to enforce the Company's obligations under the notes. The Company intends either to pay off the obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock per dollar subject to stockholder approval of an increase in authorized shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations. Approximately $1,500,000 of the Company's total outstanding notes have been acquired by Medical Device Alliance, Inc.

The Company, after termination of the proposed Glasgal merger, entered into a common stock purchase agreement (the "Agreement") with Glasgal governing certain equity investments which the Company has made, and in the future intends to make, in Glasgal common stock. Pursuant to the Agreement, in January 1994 the Company converted outstanding indebtedness of Glasgal owed to the Company into equity of Glasgal which, upon consummation of the Glasgal merger with Sellectek Incorporated, resulted in the Company owning approximately 28% of the outstanding shares of Glasgal or 18.5% on a fully diluted basis. In addition, the Agreement gives Glasgal the right to require the Company to purchase an additional 1,337,239 of shares of common stock of Glasgal at November 30, 1997 (the "Additional Shares"), for an aggregate of approximately $8.4 million after giving effect to certain warrant solicitation fees (the "Additional DCI Investment"). Glasgal may require this purchase if, and then only to the extent that, the Company receives proceeds from the exercise of existing Company warrants. There can be no assurance that any or all of such warrants will be exercised. The Company has issued warrants to the public to purchase 6,448,517 shares of Common Stock at $ .53 per share and warrants to purchase 3,438,900 shares of Common Stock at $ .75 per share. Such warrants will expire March 31, 1998, as extended. The Company has the right to retain the first $500,000 of warrant exercise proceeds; however, such amount must be used by the Company to purchase shares of Common Stock of Glasgal if the aggregate amount of warrant exercise proceeds applied to the purchase of Glasgal common stock, after the earlier of the expiration of exercise of all warrants or 24 months after the effectiveness of the registration statement covering the Common Stock underlying the warrants, is less than $8.4 million. In view of the fact that, at the present time and throughout 1996, the price of the Common Stock has been below the exercise price of the warrants, it is impossible to predict the timing of exercise of any of the outstanding warrants, or if such warrants will ever be exercised. The Company anticipates such an event will not arise for at least two years and that, should such eventuality arise, the Company will attempt to meet such obligation either through loans (which may be secured by all or a portion of its Glasgal equity), equity financings or some combination thereof. If Glasgal does not require the Additional DCI Investment, the Company may still purchase, on the same terms, the Additional Shares.

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

DEFERRED INCOME TAX ASSETS

Deferred income tax assets as of April 30, 1997 and October 31, 1997 have been reduced to zero due to uncertainties concerning their realization.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  Exhibits:

                       Financial Data Schedule

                  Reports on Form 8-K:

                       Form 8-K, dated November 17, 1997, regarding a proposed merger between the Company and Medical Device Alliance, Inc.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DIRECT CONNECT INTERNATIONAL INC.
                                                    (Registrant)



Date:    December 12, 1997                         By /s/Peter L. Schneider
         -----------------                            ---------------------
                                                       Peter L. Schneider
                                                       President and Chief
                                                       Operating Officer

Date:    December 12, 1997                         By /s/Barry A. Rosner
         ----------------                             ------------------
                                                       Barry A. Rosner
                                                       Treasurer and Chief
                                                       Financial Officer