Form 10-Q
period 1998-01-31
DIRECT CONNECT INTERNATIONAL INC
filed 1998-03-16
CIK 840815

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998.
         ----------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM           TO         .
              --------     --------

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1998: 9,062,066
                                      ---------

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY

                                INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO

            Item 1.           Financial Statements

                              Condensed Consolidated
                              Balance Sheets -
                              January 31, 1998 and
                              April 30, 1997                            3

                              Condensed Statements
                              Of Consolidated
                              Operations - Three
                              Months Ended January 31,
                              1998 and January 31, 1997 and
                              Nine Months Ended January 31,
                              1998 and January 31, 1997                 4

                              Condensed Statements
                              Of Consolidated Cash
                              Flows - Nine Months
                              Ended January  31, 1998
                              and January 31, 1997                      5

                              Notes to Financial Statements             6

            Item 2.           Management's Discussion
                              and Analysis of Results
                              of Operations and
                              Financial Condition                     7 - 13

PART II.    OTHER INFORMATION

            Item 6.           Exhibits and Reports
                              on Form 8-K                               13

            Signatures                                                  14

PART 1.     FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                Direct Connect International Inc. and Subsidiary

                           Consolidated Balance Sheets

                                     ASSETS

                                             January 31, 1998    April 30, 1997
                                             ----------------    --------------
                                               (Unaudited)

Current assets
   Cash and cash equivalents                      $29,150           $32,939
   Accounts receivable                              7,867            22,857
   Notes receivable                               286,703             ---
   Notes receivable-officers                       95,847            90,404
   Investments                                      ---              13,001
   Prepaid financing costs and other expenses       1,836            56,314
                                                  -------           -------
                   Total current assets           421,403           215,515
                                                  -------           -------

Property and equipment , at cost
   Furniture and fixtures                          42,543            42,543
   Molds, tools and dies                          262,123           267,498
                                                  -------           -------
                                                  304,666           310,041
   Less: accumulated depreciation                 282,733           263,083
                                                  -------           -------
                                                   21,933            46,958
                                                  -------           -------

Investment in Datatec                           2,961,436         1,694,395
Security deposits                                     700               700
                                                ---------         ---------
                                                2,962,136         1,695,095
                                                ---------         ---------

             Total assets                      $3,405,472        $1,957,568
                                               ==========        ==========


                          LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
   Accounts payable                              $548,219          $534,901
   Accrued expenses and taxes payable             111,705            85,564
   Notes payable-officers and stockholders          ---             253,680
   Notes payable-other,  current portion        2,138,078         1,404,661
   Investment, warrants to sell Datatec             ---             300,000
                                                ---------         ---------
             Total current liabilities          2,798,002         2,578,806
                                                ---------         ---------

Stockholders' equity
   Convertible preferred stock:
      Authorized 5,000,000 shares, $.001
      par value; issued and outstanding-
      5,000,000 shares                              5,000             5,000

   Common stock:
      Authorized 15,000,000 shares, $.001
      par value; issued and outstanding-
      9,062,066 shares                              9,062             9,062

   Capital in excess of par value               5,148,449         5,128,449
   Accumulated deficit                         (4,555,041)       (5,668,408)
   Accumulated other comprehensive income          ---              (95,341)
                                                ---------        ----------
      Total stockholders' equity                  607,470          (621,238)
                                                ---------        ----------
      Total liabilities and stockholders'
        equity                                 $3,405,472        $1,957,568
                                               ==========        ==========



                Direct Connect International Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                    For the                             For the
                                                Three Months Ended                  Nine Months Ended
                                                ------------------                  -----------------
                                           January 31       January 31         January 31       January 31
                                             1998              1997              1998             1997
                                             ----              ----              ----             ----
                                                   (Unaudited)                         (Unaudited)

Revenues:
   Sales                                      $ ---           $60,733           $  ---           $492,320
                                              ------          -------           ------           --------

Costs and expenses
   Cost of goods sold                           ---            45,600              ---            333,790
   Royalties/licensing fees                     ---             4,968              ---             27,658
   Product development cost                     ---             6,000              ---             18,000
   Advertising and promotion                    ---              ---               ---              4,539
   Depreciation                                6,549            6,549              19,649          19,649
   General and administrative expenses       247,529          230,442             815,231         781,476
   Less: management fees                        ---          (185,500)            (42,407)       (605,158)
                                             -------         --------             -------        --------
                                             254,078          108,059             792,473         579,954
                                             -------          -------             -------         -------

Operating income (loss)                     (254,078)         (47,326)           (792,473)        (87,634)

Gain on sale of securities                   156,888          144,038           2,032,436       1,757,858
Interest income                               12,031            1,406              18,759           2,178
Other income                                   ---               ---                  277           3,372
Interest expense                             (44,913)         (35,906)           (145,632)        (87,169)
                                             -------          -------           ---------         -------
Net income (loss)                           (130,072)          62,212           1,113,367       1,588,605
                                            ========           ======           =========       =========

Income (loss) per share                      ($0.01)           $0.00               $0.07           $0.11
                                            ========           =======          =========       =========




                Direct Connect International Inc. and Subsidiary

                      Consolidated Statements of Cash Flows
                                                                 For Nine Months Ended
                                                         January 31, 1998       January 31, 1997
                                                         ----------------       ----------------
                                                                      (Unaudited)


 Cash flows from operating activities
      Net income                                             $1,113,367             $1,588,605
                                                             ----------             ----------
      Adjustments to reconcile net income
         to net cash (used in) operating activities:
         Depreciation                                            19,650                 19,650
         Gain on sale of Datatec stock                       (2,106,905)            (1,757,858)
         Loss on sale of Mark Solution stock                     74,469                  ---

      Decrease (increase) in assets
         Accounts receivable                                     14,990                 12,830
         Prepaid financing costs and expenses                    54,478                 67,568
      Increase (decrease) in liabilities
         Accounts payable                                        13,318               (610,204)
         Accrued expenses and taxes payable                      26,141                242,781
                                                              ---------              ---------
      Total adjustments                                      (1,903,859)            (2,025,233)
                                                              ---------              ---------
      Net cash (used in) operating activities                  (790,492)              (436,628)
                                                                -------                -------


 Cash flow from investing activities
      Notes receivable-officers, increase                        (5,443)               (20,374)
      Proceeds from sale of Datatec stock                     2,396,189              2,005,973
      Increase in Due from Kidsview, Inc.                          ---                (103,973)
      Increase in Notes Receivable                             (286,703)                 ---
      Increase in Investment in Evolutions, Inc.                   ---              (1,800,000)
      Disposal of molds, tools, and dies                          5,375                  ---
      Acquisition of Datatec stock                           (1,856,325)                 ---
      Aquisition of property and equipment                         ---                  (1,369)
      Proceeds from sale of Mark Solution stock                  33,873                  ---
                                                                -------                 ------
      Net cash provided by  investing activities                286,966                 80,257
                                                                -------                 ------

 Cash flows from financing activities
      Increase in notes payable-officer and stockholders           ---                   2,804
      Decrease in notes payable -officer and stockholders      (253,680)                 ---
      Increase in notes payable-other                           784,421              1,743,636
      Decrease in notes payable-other                           (51,004)            (1,433,892)
      Increase in paid in capital                                20,000                  ---
                                                                -------                -------
      Net cash provided by financing activities                 499,737                312,548
                                                                -------                -------
 Net increase (decrease) in cash and cash  equivalents           (3,789)               (43,823)
 Cash and cash equivalents at beginning of period                32,939                 67,886
                                                                 ------                 ------
 Cash and cash equivalents at end of period                     $29,150                $24,063
                                                                 ======                 ======

                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of January 31, 1998, (b) the results of operations for the three and nine months ended January 31, 1998 and January 31, 1997 and (c) changes in cash flows for the nine months ended January 31, 1998 and January 31, 1997.

2. Refer to the audited financial statements for the fiscal year ended April 30, 1997 for details of accounting policies and accounts, none of which have changed significantly in composition since that date.

3. Financial results for the interim period ended January 31, 1998 may not be indicative of the financial results for the fiscal year ending April 30, 1998.

4. The Company has available carry forward losses applicable to the reduction of future Federal income taxes aggregating approximately $2,500,000 at January 31, 1998 and which expire during various years through 2011.

5.       As reported, the   Company  holds  shares of  common  stock  of Glasgal
         Communications, Inc., now Datatec Systems, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General
-------

The Company had no revenues from operations for the three and nine months ended January 31, 1998, and unless the Company develops additional product lines or enters into management arrangements with other companies, as it has done in the past, the Company will have to sell assets to pay its obligations as they become do.

Net Sales
---------

Net sales for the three and nine month periods ended January 31, 1998 amounted to $0 and $0, respectively, as compared to $60,733 and $492,320, respectively, for the same periods in the prior fiscal year.

The Company intends to develop additional product lines; however, there can be no assurance that it will be able to do so on a commercially viable basis. If such product lines are so developed, the Company may be required to sell or license such product lines, depending on, among other factors, its financial resources.

At January 31, 1998, the Company did not have a backlog of confirmed orders from its customers.

Gross Profit
------------

Gross Profit percentage for the three months ended January 31, 1998 was 0% as compared to 25% for the three months ended January 31, 1997. Gross Profit percentage for the nine months ended January 31, 1998 was 0% as compared to 32% for the nine months ended January 31, 1997. Such decrease for the three and nine months ended January 31, 1998 was a result of no sales during the three and nine months ended January 31, 1998.

Royalties/Licensing Fees
------------------------

Royalties/licensing fees are variable expenses which increase as sales increase. For the three and nine month periods ended January 31, 1998, the Company paid $0 and $0, respectively, as compared to $4,968 (or 8% of sales) and $27,658 (or 6% of sales) for the three and nine month periods ended January 31, 1997, respectively. The decrease in royalties was a result of no sales during the three and nine months ended January 31, 1998.

Other Income
------------

Other income amounted to approximately $169,000 and $2,051,000 for the three and nine months ended January 31, 1998 as compared to approximately $145,000 and $1,760,000 for the three and nine months ended January 31, 1997. Other income for the nine months ended January 31, 1998 is primarily comprised of the gain on the sale of 265,667 shares of common stock of Glasgal Communications, Inc., now Datatec Systems, Inc. (Datatec) held by the Company.

General and Administrative Expenses
-----------------------------------

For the three and nine months ended January 31, 1998, the Company received from its management arrangement with Evolutions, Inc. (EVO) $ 0 and $42,407, respectively, as compared to $185,500 and $605,158, respectively, for the three and nine months ended January 31, 1997, which covers the monthly reimbursement of the back office costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold to EVO. The reason for the decrease was the reduction in activity in connection with the Company's management arrangements on behalf of EVO, which terminated in May 1997. Additional costs were incurred by the Company after the termination date for which the Company was reimbursed during this period. Set forth below are the principal components.

General and administrative expenses for the three and nine month periods ended January 31, 1998 were $247,529 and $815,231, respectively, as compared to $230,442 and $781,476, respectively, for the three month and nine month periods ended January 31, 1997. For the three month and nine month periods ended January 31, 1998 there were no commissions as compared to $0 and $7,808, respectively, for the three month and nine month periods ended January 31, 1997. This decrease resulted because there were no sales upon which commissions are based. Professional fees were $24,844 and $98,326, respectively, for the three and nine month periods ended January 31, 1998 as compared to $24,500 and $95,649, respectively, for the three and nine month periods ended January 31, 1997. Letter of credit and foreign office expenses amounted to $16,800 and $50,869, respectively, for the three month and nine month periods ended January 31, 1998 as compared to $9,598 and $32,941, respectively, for the three month and nine month periods ended January 31, 1997. This increase was due primarily to the activity by Amerawell Products, Ltd., the Company's wholly-owned subsidiary, in connection with the terminated management arrangement with EVO.

For the three and nine month periods ended January 31, 1998, salaries were $107,295 and $381,985, respectively, as compared to $102,848 and $350,411, respectively, for the three and nine month periods ended January 31, 1997. Such increases resulted from additions to payroll in anticipation of the Company's development of new business opportunities.

Travel and entertainment expenses amounted to $22,538 and $69,382 for the three and nine month periods ended January 31, 1998 as compared to $35,800 and $102,430 for the three and nine month periods ended January 31, 1997. Such decreases resulted from the reduction of activity caused by the termination of the management arrangement referred to above

LIQUIDITY AND CAPITAL RESOURCES

During the next twelve months, in addition to meeting its operating needs, the Company will have notes payable in the amount of approximately $2,138,000. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company owns approximately 856,000 shares of common stock of Datatec and may, from time to time, sell a portion of such shares. There can be no assurance that the Company will be able to obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations.

For the nine months ended January 31, 1998 the Company used cash from operations in the amount of $790,492 as compared to using $436,628 from operations for the nine months ended January 31, 1997. The Company obtained $499,737 from its financing activities for the nine months ended January 31, 1998 as compared to obtaining approximately $312,548 for the nine months ended January 31, 1997. These amounts resulted primarily from borrowings using the Company's Datatec shares as collateral.

For the nine months ended January 31, 1998, the Company provided $286,966 from its investing activities as compared to providing $80,257 for the nine months ended January 31, 1997. Included in the amount for the nine months ended January 31, 1998 were proceeds in the amount of $2,396,189 from the sale of 265,667 shares of Datatec stock and proceeds in the amount of $33,873 from the sale of 8,334 shares of stock of Mark Solutions, Inc. held by the Company. The Company also used $1,856,325 of such proceeds to acquire 480,000 shares of Datatec stock. Cash flows for the nine months ended January 31, 1997 included $2,005,973 from the sale of 256,667 shares of Datatec stock. Also included in that amount was cash used to increase the Company's advances to Kidsview, Inc. by $103,973 and to increase its investment in EVO by $1,800,000. In connection with the transactions involving the Datatec stock, Datatec relinquished certain options regarding the purchase of shares of such stock from the Company, and the option granted to the Company by Datatec to purchase additional shares of Datatec stock was increased.

In June 1997, the Company entered into a lending arrangement with Barbara Rosner, wife of a director and chief financial officer of the Company, whereby she agreed to provide funds to the Company in the aggregate amount of $225,000. The Company agreed to issue to her secured promissory notes, with interest at the rate of 10% per annum, to cover the loans as made from time to time. As an inducement for her to make the loans, the Company agreed to issue to her warrants to purchase an aggregate of 100,000 shares of common stock of the

Company at an exercise price of $.20 per share. At January 31, 1998 the Company received $155,110 under such lending arrangement and issued notes for such amount. Such notes are secured by 69,100 shares of Datatec common stock. Two notes aggregating $115,000 became due in November 1997 and two additional notes issued in August and September 1997 aggregating $40,110, and secured by 11,600 shares of Datatec common stock, became due in December 1997. Such notes have not been paid.

In September 1997, the Company entered into a lending arrangement with an individual lender whereby the Company issued secured promissory notes in the aggregate principal amount of $250,000. Such notes are secured by a total of 62,000 shares of Datatec common stock and bear interest at the rate of 10% per annum and became due in November 1997, as extended. As an inducement for making the loans, the Company agreed to pay such lender $30,000 as an inducement fee. Such notes have not been paid.

Of the proceeds received from such lending arrangements, $118,000 were used for the Company's operational expenses and an aggregate of $287,000 was loaned to two companies, evidenced by 15% and 10% promissory notes and secured by inventory and receivables. Such lending arrangements provide for an aggregate of $14,500 to be paid to the Company as an inducement fee. The notes became due in December 1997, as extended, and have not been paid. The purpose of such loans was to develop potential business opportunities with such companies. Messrs. Peter Schneider and Y. S. Ling, the President and an Executive Vice President of the Company, respectively, have an equity interest in one of such companies. In October 1997 the Company received advances aggregating $15,600 from a company controlled by Peter Schneider.

In October 1995 the Company issued to two individual lenders promissory notes in the aggregate principal amount of $350,000. Such notes are secured by a total of 200,000 shares of Datatec common stock held by the Company and bear interest at the rate of 10% per annum and became due in March 1997, as extended. As an inducement for the noteholders to make the $350,000 loan to the Company, the Company agreed to deliver to such holders an aggregate of 19,440 shares of Datatec common stock held by the Company and to deliver to such holders (a) warrants to purchase for a period of twenty-four months an aggregate of 19,440 shares of Datatec common stock held by the Company at an exercise price of $2.00 per share, as adjusted, and (b) warrants to purchase for a period of twenty-four months an aggregate of 38,880 shares of the Company's common stock at an exercise price of $ .20 per share. The Company negotiated with such noteholders regarding the extension for repayment of the notes and will deliver an additional 11,666 shares of Datatec common stock as consideration for such extension.

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

In order to supplement its cash flow, the Company, on March 6, 1991, entered into loan agreements with several investors whereby the Company borrowed an aggregate of $282,000 for six months with interest at the semiannual rate of 14.5%. As part of such transaction, the Company issued to such investors, in a private placement, an aggregate of 17,000 shares of its common stock, on a restricted basis, for an aggregate consideration of approximately $22,000. In October 1991, the Company paid off $32,000 (plus accrued interest) with respect to such loans. At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to approximately $290,000 including interest thereon at the annual rate of 10%. The Company is obligated to pay such investor the value of the note, plus accrued interest, aggregating, after giving effect to partial repayments, approximately $196,000 at October 31, 1997. Such obligation was acquired by Medical Device Alliance, Inc. If the Company is unable to pay this obligation out of operating revenues, it will have to seek additional financing or sell a portion of its equity holdings in Datatec to do so. There can be no assurance that the Company will be able to obtain such financing or sell such equity, in which event this obligation would have a material adverse effect upon the Company's operations.

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

In order to provide for additional working capital, to meet expenses related to a proposed, but not consummated, merger with Datatec, and to be in position to assist Datatec in solving its cash flow problems in contemplation of the merger, the Company entered into lending arrangements with several individuals under which the Company issued notes aggregating $780,000 plus interest thereon at the annual rate of 8% in private placements pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the
Act). Such outstanding notes matured between December 31, 1993, as extended, and December 31, 1995. At January 31, 1998, such outstanding notes amounted to approximately $650,000 including accrued interest thereon. As an inducement for making such loans, it was intended that the holders would have an opportunity to convert such notes into equity securities when the Company next undertook a private placement, the terms of which had not been determined, provided that the holders met suitability requirements thereof. The Company believes that all of such holders either were officers of the Company or relatives of officers of the Company who in all cases were deemed to be suitable investors or other individuals who had preexisting personal relationships with officers or directors of the Company and, in addition, would have been deemed "accredited investors" as such term is defined in Rule 501 of Regulation D under the Act if an exemption had been sought under Regulation D. In view of the Company's default in payment of its obligations under the notes and its inability to afford the noteholders an opportunity to convert such notes into equity securities, several of the noteholders have recently contacted the Company and have threatened to commence litigation against the Company to enforce the Company's obligations under the notes. The Company intends either to pay off the obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock per dollar subject to stockholder approval of an increase in authorized shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations. Approximately $1,500,000 of the Company's total outstanding notes have been acquired by Medical Device Alliance, Inc.

The Company, after termination of the proposed Datatec merger, entered into a common stock purchase agreement (the "Agreement") with Datatec governing certain equity investments which the Company has made, and in the future intends to make, in Datatec common stock. Pursuant to the Agreement, in January 1994 the Company converted outstanding indebtedness of Datatec owed to the Company into equity of Datatec which, upon consummation of the Datatec merger with Sellectek Incorporated, resulted in the Company owning approximately 28% of the outstanding shares of Datatec or 18.5% on a fully diluted basis. In addition, the Agreement gives Datatec the right to require the Company to purchase an additional 1,337,239 shares of common stock of Datatec at November 30, 1997 (the "Additional Shares"), for an aggregate of approximately $8.4 million after giving effect to certain warrant solicitation fees (the "Additional DCI Investment"). Datatec may require this purchase if, and then only to the extent that, the Company receives proceeds from the exercise of existing Company warrants. There can be no assurance that any or all of such warrants will be exercised. The Company has issued warrants to the public to purchase 6,448,517 shares of Common Stock at $ .53 per share and warrants to purchase 3,438,900 shares of Common Stock at $ .75 per share. Such warrants will expire March 31, 1999, as extended. The Company has the right to retain the first $500,000 of warrant exercise proceeds; however, such amount must be used by the Company to purchase shares of Common Stock of Datatec if the aggregate amount of warrant exercise proceeds applied to the purchase of Datatec common stock, after the earlier of the expiration of exercise of all warrants or 24 months after the effectiveness of the registration statement covering the Common Stock underlying the warrants, is less than $8.4 million. In view of the fact that, at the present time and throughout 1997, the price of the Common Stock has been below the exercise price of the warrants, it is impossible to predict the timing of exercise of any of the outstanding warrants, or if such warrants will ever be exercised. The Company anticipates such an event will not arise for at least two years and that, should such eventuality arise, the Company will attempt to meet such obligation either through loans (which may be secured by all or a portion of its Datatec equity), equity financings or some combination thereof. If Datatec does not require the Additional DCI Investment, the Company may still purchase, on the same terms, the Additional Shares.

In November 1993, the Company issued to several investors secured promissory notes aggregating $500,000 with interest thereon at the annual rate of 8%. Such notes were secured by all the assets of the Company and matured on September 30, 1994, as extended, and were paid off on October 6, 1994. As an inducement for such investors to make such loan, the Company issued to such investors warrants, which expire on November 23, 1998, to purchase an aggregate of 750,000 shares of Common Stock at an exercise price of $ .05 per share, as adjusted ("1993 Warrants"). The proceeds from such transaction were loaned to Datatec to fulfill certain commitments to Datatec. As an inducement to extend the maturity date of such notes to September 30, 1994, the Company issued an aggregate of 500,000 additional warrants ("1994 Warrants") to the holders of such notes on the same terms and conditions as the 1993 Warrants except that the exercise price of the 1994 Warrants is $ .20 per share. Such notes have been paid.

DEFERRED INCOME TAX ASSETS

Deferred income tax assets as of April 30, 1997 and January 31,1998 have been reduced to zero due to uncertainties concerning their realization.

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



Date:    March 12, 1998                 By /s/Peter L. Schneider
         --------------                    ---------------------
                                            Peter L. Schneider
                                            President and Chief
                                            Operating Officer

Date:    March 12, 1998                 By /s/Barry A. Rosner
         --------------                    ------------------
                                            Barry A. Rosner
                                            Treasurer and Chief
                                            Financial Officer