Form 10-K
period 1998-04-30
DIRECT CONNECT INTERNATIONAL INC
filed 1998-08-17
CIK 840815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                    For the Fiscal Year Ended April 30, 1998
                                       OR
              Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                        For the transition period from      to
                                                       ---     ---

                         Commission File Number 0-18288

                        DIRECT CONNECT INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                         22-2705223
           -------------------------------                  ----------
           (State or other jurisdiction of                  (IRS Employer
           incorporation or organization)                    I.D. No.)

           P.O. Box 14 Hawthorne, New Jersey                 07507
           ---------------------------------                 -----
           (Address of Principal Executive Offices)          (Zip Code)

       Registrant's telephone number, including area code:   (201) 445-2101
                                                             --------------
                                    ----

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units consisting of shares of Common Stock and Class A Warrants, Common Stock, par value $ .001 per share, Class A Warrants and Class B Warrants.

                                ---------------
                                (Title of Class)

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

                                      ---

As of July 31, 1998, there were 9,062,066 shares of Common Stock, par value $.001 per share, outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 1998 was approximately $1,400,000.

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                TABLE OF CONTENTS

PART  I

ITEM 1.        BUSINESS...................................................1
ITEM 2.        PROPERTIES.................................................5
ITEM 3.        LEGAL PROCEEDINGS..........................................5
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........5

PART  II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS......................................5
ITEM 6.        SELECTED FINANCIAL DATA....................................7
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS....................8-15
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............16-35
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE......................36

PART  III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........36
ITEM 11.       EXECUTIVE COMPENSATION.....................................38
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT...............................................41
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............42

PART  IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K..............................................43
               SIGNATURES.................................................44

                                     PART I


ITEM 1.  BUSINESS

Direct Connect International Inc.(together with its subsidiary hereinafter referred to as the Company) has been involved in the toy business since its inception. The Company in the past designed, developed, marketed and distributed a variety of infant, preschool and girls toy products which were manufactured in the Far East. The Company had an exclusive license agreement to sell stuffed plush toy/puppets and other products for characters featured in the Shari Lewis television program "Lamb Chop's Play Along (Registered Trademark)" - Lamb Chop (Registered Trademark), Charlie Horse (Registered Trademark), and Hush Puppy
(Registered Trademark) which expired on December 31, 1996. The Company's products are intended to be sold at retail prices ranging from $1.50 to $30.00 and have been distributed to major toy, discount department stores, drug chains and catalog companies, such as Toys R Us, Kmart, WalMart, F.A.O. Schwarz, Ames Department Stores, Bradlees, Hills Department Stores, Walgreen Drug Stores, Thrift Drug Stores and KayBee. In November 1997, the Company entered into a non-binding letter of intent to enter into a merger with Medical Device Alliance, Inc., the exclusive world-wide distributor of ultrasonic surgical systems which are being marketed for the aspiration of soft tissue by plastic surgeons. The proposed transaction is subject to the execution of a definitive merger agreement, approval by the Boards of Directors of both companies and regulatory and shareholder approval.


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

The Company has not developed or marketed any product lines during the fiscal year ended April 30, 1998. The Company believes that its ability to succeed will be dependent upon, among other things, entering into a business combination with a company which may not necessarily be operating in the toy business or the management of toy properties owned by other companies. There can be no assurance that the Company will be able to enter into such a business combination or manage toy properties owned by other companies during the next twelve months.

MANUFACTURING

The Company does not manufacture any toy products. Instead, the Company has contracted, through Amerawell Products, Ltd., its Hong Kong subsidiary, for the manufacture of products by third parties, primarily in China and Hong Kong. Amerawell Products, Ltd. was organized in January 1987 by Messrs. Peter
Schneider and Y.S. Ling to provide manufacturing and product development services. Contracting decisions are made on the basis of price (including freight charges and customs duties), availability of payment terms, quality, reliability and the ability to meet the Company's timing requirements for production in relation to delivery schedules. The Company believes that its traditional manufacturing arrangements are advantageous to the Company in providing quality products at reasonable prices, with prompt response to orders. The Company incurs none of the fixed costs involved in owning its own factories, and the flexibility provided by this arrangement allows the Company to seek out the best manufacturing terms available. However, the use of third party manufacturers reduces the Company's ability to control directly the timing and quality of the manufacturing process. Delays in shipments or defects in products can result in a loss of orders, which could have a material adverse effect on the Company. To date, the Company has not experienced any material delays in the delivery of its products or any material defects in its products. Substantially all contracted manufacturing services are paid by either letter of credit or telegraphic transfer only upon the proper fulfillment of terms established by the Company such as adhering to product quality, design, packaging and shipping standards and proper documentation relating thereto. All product purchases are made and paid for in U.S. dollars.

The Company is not a party to any long-term contractual or other arrangements with any specific supplier. A substantial portion of the Company's products have been produced by one manufacturer, Well World Toy Co., Ltd. ("Well World"), the principal owner of which is Y.S. Ling, a principal stockholder of the Company and one of its executive officers. Well World has provided product development and contract manufacturing services for the Company. The Company paid Well World approximately $0, $305,000, and $396,000 during the fiscal years ended April 30, 1998, 1997 and 1996, respectively, for the manufacture of products F.O.B. Far East port cost, and approximately $18,000, $24,000 and $27,000 during the fiscal years ended April 30, 1998, 1997, and 1996, respectively, for product development expenses. The Company does not believe that it will require either manufacturing services or product development services from Well World during the current fiscal year. The Company arranged for the making of its products with various manufacturers who, in turn, subcontract for the manufacture of components of these products with unaffiliated third parties also located in the Far East. These companies use the Company's tools and molds. The Company's policy is to utilize more than one manufacturer to produce a single product if high volume demand exists. The Company's ability to have its products manufactured in the Far East could be affected by political or economic disruptions, including labor strikes and disruptions in the shipping industries. While the Company believes that alternative sources of supply are available, any serious disruption could materially impair the Company's ability to deliver products in a timely manner. The Company has not experienced any difficulties in arranging for the manufacture of its products in Hong Kong and China. The Company believes the current political and economic climate in those areas is such that it is confident about the efficiency and effectiveness of the manufacturing process. The Company has not experienced any problems as a result of any political or economic disruptions in the Far East.

The principal raw materials used in the production and sale of the Company's products are plastics, plush and printed fabrics and paper products, all of which are currently available at reasonable prices from a variety of sources. The Company's tools and molds (which are less than eight years old and are in good working condition) and package designs, which are owned by the Company, are designed both by the Company and by third parties and are engineered and produced for the Company in the Far East. The Company normally does not purchase back-up tools and molds because the Company believes that the existing tools and molds can adequately support the sales volume of the Company's business, and the cost of back-up tools and molds is too expensive in view of the level of the Company's current business. If a tool or mold breaks, the Company's production could be delayed until a new tool or mold becomes available, generally within 90 to 120 days. Resulting delays in shipments could have a material adverse effect on the Company. The Company directly, or through its sales representatives, takes written orders (standard purchase orders) for its products from its customers and arranges for the manufacture of its products as discussed above. Cancellations are generally made in writing, and the Company takes appropriate steps to notify its manufacturers of such cancellations. The manufacturers generally ship the Company's products by commercial ocean carrier pursuant to instructions from the Company's customers.

ORDER BACKLOG

At April 30, 1998 and 1997, the Company did not have a backlog of confirmed orders from customers. At April 30, 1996, the backlog of confirmed orders was approximately $10,000.

MARKETING AND DISTRIBUTION

The Company has marketed its products to major toy, discount department stores, drug chains and catalog companies. The primary target market continues to be the United States. The Company also has distributed its products in Canada. Some of the major accounts which have ordered the Company's products include Toys R Us, Walmart, Meijer, Hills Department Stores, Kmart, F.A.O. Schwarz, Bradlees, Ames Department Stores, The Kroger Co., Waldenbooks, Walt Disney World and KayBee. Substantially all of the Company's sales generally have been made on a direct import basis to customers, F.O.B. Far East port, and payments are made by irrevocable letter of credit or telegraphic transfer. As a result, on these sales the Company does not have to finance inventory or offer credit terms to the customer. This reduces much of the risk that is commonly associated with a fashion business such as toys. The Company has established an office in Hong Kong that is responsible for order processing, documentation, letter of credit issue and negotiation, bank coordination and accounting. Virtually all of the products manufactured to date have been tested for safety by independent laboratories contracted by the Company and its retail customers. The results of these tests indicated that the products shipped by the Company have met industry and government standards. The Company's customers have the right to appoint a representative to inspect the Company's products before shipment. If they do not elect to make an inspection, a representative of the Company will do so. Generally, payment for the products under the letter of credit will not be made unless inspection is completed. At that point the Company's general policy is that such sales are final, and product returns are not permitted. However, should a defect occur in the product or if sales of the product do not meet customers' expectations, the Company intends to support its customers by making a product exchange or providing a cash allowance. The Company believes that the toy industry generally follows this policy. In recent years, the amount of exchanges or allowances experienced by the Company was significant. However, given the level and nature of the Company's current business, the Company does not expect such exchanges or allowances to be significant in the near future. In the fiscal year ended April 30, 1996, sales to Walmart and Avon Products constituted approximately 49%, and 19%, respectively, of revenues. In the fiscal year ended April 30, 1997 sales to K-Mart and Walgreens constituted approximately 75% and 11%, respectively, of revenues. In the fiscal year ended April 30, 1998, there were no sales. No other customer accounted for more than 10% of revenues during fiscal 1996 or 1997. The Company believes that the loss of a material customer would have a material adverse effect on the Company's business.

SEASONALITY

The business of the Company is highly seasonal. For the fiscal year ended April 30, 1998 there were no revenues. For the fiscal year ended April 30, 1997, approximately 38 % of the Company's revenues were related to retail sales coinciding with the Christmas holiday shopping period. Such sales accounted for approximately 32% of the Company's total sales in the fiscal year ended April 30, 1996.

PRODUCT LIABILITY

The Company maintained in past years product liability coverage in the amount of $1,000,000 which was the amount acceptable to the Company's customers. The Company has not been the subject of any product liability litigation. At April 30, 1997 and 1998, the Company did not have any product liability coverage.

COMPETITION

The market for toy products is highly competitive and sensitive to changing consumer preferences and demands. The Company believes that it will have to develop and distribute new products to enable it to compete effectively in the future and to continue to achieve positive product reception and position in retail outlets. However there are toy products which are better known than the products developed and distributed by the Company. There are also many companies which are substantially larger and more diversified, and which have substantially greater financial and marketing resources than the Company, as well as greater name recognition, and the ability to develop and market products similar to, and more competitively priced than, those products traditionally developed and distributed by the Company.

EMPLOYEES

As of April 30, 1998, the Company had five employees, four of whom were full-time employees. One employee is in administration, one employee is in operations management, one employee is in product development, and one employee is in sales and general management. The Company believes that its relations with its employees are generally satisfactory. The Company does not have any employees at the Hong Kong office of its subsidiary. The operations of such office are performed by an independent service company on behalf of such subsidiary.

TRADEMARKS

The products offered by the Company in the past have generally been licensed on an exclusive basis whereby the Company paid a percentage of sales in return for product design and development services and an exclusive right to use the copyrighted art and trademark names of the property. The Company buys the rights to these copyrights and trademarks for its products in order to protect certain features of the products and to prevent unauthorized copying of protected features, which could materially adversely affect the sales volume of such products. Many of the designers and developers that have had such arrangements with the Company have a history of enforcing their trademarks and copyrights to the extent necessary to prevent copying. However, it is possible to create artwork and names that convey a similar concept to a proprietary product that may not infringe on the Company's rights.

GOVERNMENT REGULATION

The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the Consumer Product Safety Commission (the "Safety Commission") to protect children from hazardous toys and other articles. The Safety Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurhcase such toys under certain circumstances. Any such determination by the Safety Commission is subject to court review. Similar laws exist in some states and cities in the United States and in Canada and Europe. The Company believes that its products have been in compliance with the aforementioned acts.

The United States government has established a Generalized System of Preferences which have provided favorable duty status to certain of the Company's products that are imported into the U.S. from certain countries in the Far East. The Generalized System of Preferences is administered by the Office of the U.S. Trade Representative . It is possible that these products , which have been imported on a favorable duty status from certain countries, may lose such status. In such case, products imported from such location into the U.S. would be subject to duties ranging from approximately 5% to 30%. While the Company's competitors whose products are manufactured in the Far East also may be affected, the Company's profit margins may be materially adversely affected.

ITEM 2. PROPERTIES

The Company's principal office is located in approximately 1,000 square feet of space in Wyckoff, New Jersey with the following mailing address: P.O. Box 14 Hawthorne, NJ 07507. Such space has been provided to the Company by its President at no cost. The Company's facilities are satisfactory for its present needs, and additional office space is available at reasonable rentals in the same area to cover any growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to the knowledge of the Company, threatened to which the property of the Company is subject or to which the Company is or may be a party except for a potential claim from a former customer of Kidsview alleging the Company's responsibility for a credit balance of approximately $200,000 (see note 12 of notes to consolidated financial statements).

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended April 30, 1998.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Common Stock and Redeemable Class A Warrants were traded on The National Association of Securities Dealers automated Quotation System ("NASDAQ") Small Cap Market under the symbols KIDZ and KIDZW, respectively, through September 12, 1995. The following table sets forth the quarterly high and low bid quotations as reported by NASDAQ for the periods indicated. The figures shown represent "inter-dealer" prices without adjustment or mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions. Currently, the Company, which is unable to meet the NASDAQ maintenance criteria: minimum assets of $4,000,000 and minimum capital and surplus of $2,000,000, has its securities traded in the over-the-counter market on the OTC Bulletin Board. Like NASDAQ, this market is electronic and screen-based and provides a market for companies until they requalify for NASDAQ. However, for the Company, such criteria is primarily tied to the value of its equity holdings in Datatec Systems, Inc., formerly Glasgal Communications, Inc. (Datatec) which may fluctuate with the result that the Company absent an infusion of new capital and/or an increase in the value of its investment holdings will not satisfy such NASDAQ listing criteria for future relisting. As of July 31, 1998, there were approximately 110 and 40 holders of record of Common Stock and Redeemable Class A Warrants, respectively. The Company believes, based on information provided by brokers, that there are in excess of 750 beneficial owners of the Common Stock.

On July 31, 1998 the closing bid prices per share of Common Stock and Redeemable Class A Warrants were $0.22 and $0.22, respectively, as reported on the OTC Bulletin Board.

Common Stock                                         High Bid          Low Bid
       Fiscal Quarter Ended
         July 31, 1993                                 15/16             5/8
         October 31, 1993                              27/32             1/2
         January 31, 1994                               7/8              7/16
         April 30, 1994                                 1                7/16
         July 31, 1994                                 13/16             5/16
         October 31, 1994                              19/32             9/32
         January 31, 1995                              13/32             3/16
         April 30, 1995                                11/32             3/16
         July 31, 1995                                  2/3              7/25
         October 31, 1995                              15/32            11/32
         January 31, 1996                               1/2              5/16
         April 30, 1996                                15/32             7/25
         July 31, 1996                                 11/32             9/32
         October 31, 1996                               1/5               1/5
         January 31, 1997                             17/100            17/100
         April 30, 1997                               27/100            23/100
         July 31, 1997                                74/100            24/100
         October 31, 1997                              7/10              2/5
         January 31, 1998                             64/100            31/100
         April 30, 1998                               39/100            19/100
         July 31, 1998                                28/100            15/100
Redeemable Class A Warrants
       Fiscal Quarter Ended
         July 31, 1993                                 11/16               3/8
         October 31, 1993                               5/8                1/2
         January 31, 1994                               9/16               3/8
         April 30, 1994                                1-1/2              3/32
         July 31, 1994                                1-3/32               3/8
         October 31, 1994                               5/8               7/32
         January 31, 1995                               5/16               1/8
         April 30, 1995                                11/32              5/32
         July 31, 1995                                  1/2                1/6
         October 31, 1995                               7/16               1/4
         January 31, 1996                               3/8                1/6
         April 30, 1996                                15/32               1/4
         July 31, 1996                                 11/32              9/32
         October 31, 1996                             19/100            14/100
         January 31, 1997                             19/100            14/100
         April 30, 1997                               18/100              1/10
         July 31, 1997                                53/100               1/8
         October 31, 1997                             84/100               1/3
         January 31, 1998                             68/100            31/100
         April 30, 1998                               34/100            24/100
         July 31, 1998                                 1/4                 1/5

The Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company intends to retain earnings, if any, to finance the growth of its business.

ITEM 6.                    SELECTED FINANCIAL DATA

The following table summarizes certain financial data relating to the Company's operations for the five fiscal years ended April 30, 1998. The data should be read in conjunction with the financial statements and the notes thereto.

Balance Sheet Information
-------------------------

                                                                      Fiscal Year Ended April 30
                                                                      --------------------------

                                              1998               1997              1996              1995              1994
                                              ----               ----              ----              ----              ----

Working Capital                            $  (790,341)     $  (759,300)        $(2,653,221)      $(2,649,327)     $  (913,962)
(Deficit)

Total Assets                               $ 2,135,436      $ 1,957,568         $ 3,588,622       $ 3,328,583      $ 5,844,135

Total Liabilities                          $ 2,826,582      $ 2,578,806         $ 3,170,477       $ 4,376,657      $ 2,715,514

Stockholders'                              $ (691,146)      $  (621,238)        $   418,145       $(1,048,074)     $ 3,128,621
Equity (Deficit)

Stockholders' Equity                       $    (0.08)      $     (0.07)        $      0.05       $     (0.11)     $      0.35
(Deficit) Per Outstanding
Common Share


Statements of Operations Information
------------------------------------

Net Sales                                  $       -0-       $    464,212       $  1,094,584      $  3,899,152     $ 9,583,286

Operating Expenses                         $ 1,347,266       $    879,398       $  2,537,180      $  6,699,365     $ 9,521,276

Net Profit (Loss)                          $  (197,749)      $ (1,022,213)      $  1,414,342      $ (4,165,235)    $ 1,320,502

Net Profit (Loss) Per                      $     (0.02)      $      (0.11)      $       0.09      $      (0.46)    $      0.09
Common Share/
Common Share
Equivalent

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended April 30, 1998, 1997, and 1996.

NET SALES

Net sales for the fiscal year ended April 30, 1998 were $ -0- as compared to $464,212 for the fiscal year ended April 30, 1997 and $1,094,584 for the fiscal year ended April 30, 1996.


GROSS PROFIT

Gross Profit percentage for the fiscal year ended April 30, 1998 was 0% as compared to 26% and 8% for the fiscal years ended April 30, 1997 and 1996, respectively. The increase in fiscal 1997 over 1996 resulted primarily from discounts and other direct product costs relating to the product line which was sold in the prior period.

OTHER INCOME

Included in non operating income for April 30, 1998 was a net gain of $1,399,705 from sales of shares of the Company's investment in Datatec and a loss of $74,469 from the sale of the Company's shares of Mark Solutions common stock. Included in non operating income for April 30, 1997 was a gain of $2,337,000 from sales of shares of the Company's investment in Datatec and a loss of $1,875,000 from a write off of its investment in Evolutions, Inc. and a write off of advances to Kidsview Inc.of $72,286. Included in non operating income for April 30, 1996 was $845,705 from the sale of the Zoo Borns and Tea Bunnies product lines. See Liquidity and Capital Resources. Also the Company recorded in 1996 approximately $1,450,000 of gain from sales of shares of its investment in Datatec, a company which provides network design, hardware and software, carrier facilities and support services for organizations in a diverse range of industries.

Interest income amounted to $29,792 for the fiscal year ended April 30, 1998. Interest income for fiscal 1997 was $5,662 as compared to $28,708 for fiscal 1996. The increase of $24,130 in fiscal 1998 was primarily due to the addition of notes which were subsequently written off. The decrease of $23,046 in fiscal 1997 was primarily attributable to the reduction of notes receivable.

ROYALTIES/LICENSING FEES

Royalties/Licensing fees are variable expenses which increase as sales increase. In the fiscal years ended April 30, 1998, 1997 and 1996 the Company paid approximately -0-, $27,658 (or 6% of sales) and $156,875 (or 14% of sales), respectively, in royalties on sales of products. In order to match revenues with expenses, minimum royalty guarantees are treated as prepaid expenses and are charged against income as the related products are sold. For fiscal 1997 the amount of royalties paid as a percentage of sales decreased due to the decrease in sales of licensed products.

PRODUCT DEVELOPMENT COSTS

In fiscal 1998, the Company did not incur any product development costs. In fiscal 1997 the Company incurred $23,484 of development costs. In fiscal 1996 the Company recovered approximately $67,000 in development costs in connection with the sale of product lines.

ADVERTISING COSTS

Advertising costs amounted to $ -0- for the fiscal year ended April 30, 1998 as compared to $244,225 and $71,312 for the fiscal years ended April 30, 1997 and April 30, 1996, respectively. The increase in advertising costs for fiscal 1997 was due to the realization of a contingent obligation that came due. The reduction of advertising costs for fiscal 1996 was due to the sale of product lines.

GENERAL AND ADMINISTRATIVE EXPENSES

The following is a breakdown of the principal components of general and administrative expenses for the fiscal years ended April 30, 1998, 1997 and 1996.

                                                         Percentage                Percentage              Percentage
                                                1998      of Sales       1997       of Sales      1996      of Sales
                                                ----      --------       ----       --------      ----      --------

Salaries, payroll taxes and
  employee benefits .....................   $  637,753      N/A       $  542,101     116.8    $  833,386      76.1
Professional fees .......................      139,084      N/A          139,157      30.0       115,192      10.5
Financing cost ..........................        - 0 -      N/A            - 0 -     - 0 -       598,278      54.7
Sales commissions .......................        - 0 -      N/A           12,344       2.7        53,828       4.9
Letter of credit charges ................          722      N/A            3,250       0.7        27,614       2.5
Rent and office expenses ................      102,770      N/A           61,838      13.3        71,601       6.5
Travel and entertainment ................       90,412      N/A          130,283      28.1       123,845      11.3
Insurance ...............................       57,263      N/A           71,589      15.4        79,779       7.3
Other ...................................       17,865      N/A           27,289       5.9        47,338       4.3
Warehouse expense .......................        - 0 -      N/A            - 0 -     - 0 -        11,285       1.0
Stockholder expense .....................       10,994      N/A           14,059       3.0        20,502       1.9
Telephone charges .......................       20,867      N/A           23,787       5.1        21,842       2.0
Bad debts ...............................      275,354      N/A            - 0 -     - 0 -         7,793       0.7
                                               -------      ---       ----------     -----    ----------      ----
                                            $1,353,084                $1,025,697     221.0    $2,012,283     183.7


For the fiscal year ended April 30, 1998 salaries, payroll taxes and employee benefits increased by $95,652 primarily due to the rehiring of the Company's Executive Vice President for a short period and termination payments in connection with staff reduction. For the fiscal year ended April 30, 1997 salaries, payroll taxes and employee benefits decreased by $291,285 primarily due to a reduction in staff. For the fiscal year ended April 30, 1996 salaries, payroll taxes and employee benefits increased by approximately $218,000 primarily due to the payment to an Executive Vice President for his services in connection with the sale of Company product lines.

Decreases for the fiscal years ended April 30, 1998 and April 30, 1997 in letter of credit charges were due to the sale of product lines.

Sales commissions for the fiscal year ended April 30, 1998, April 30, 1997 and April 30, 1996 decreased to $-0-, $12,344 and $53,828, respectively, as a result of the significant decrease in sales due to the sale of product lines.


---------


N/A means not applicable.

Financing costs of $598,278 were incurred during the fiscal year ended April 30, 1996 as a result of refinancing the Company's debt.

In fiscal 1998, the Company earned a management fee of $52,776 as compared to $815,158 and $690,000 for fiscal 1997 and 1996 respectively which covers the monthly reimbursement of the costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold. Set forth below are the principal components. Such reimbursement relates, in part, to salaries , payroll taxes and employee benefits referred to above .

Rent and office expenses increased to $102,770 for the fiscal year ended April 30, 1998 from $61,838 and $71,601 for the fiscal year ended April 30, 1997 and April 30, 1996, respectively. This increase is due to the fact that the Company paid certain costs previously paid by a third party under a management arrangement.

Professional fees were $139,084 as compared to $139,157 and $115,192 for the fiscal years ended April 30, 1997 and April 30, 1996, respectively.

OTHER

At April 30, 1998 the Company had available carryforward losses to offset future taxable income of approximately $4,760,000 which expire during the years 2005 to 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the next twelve months, the Company in addition to meeting its operating needs will have notes payable in the amount of approximately $2,241,000 becoming due. The Company's planning historically has been limited to approximately a twelve month time-frame at any given time. It is anticipated that the Company will continue to operate in a similar fashion in the future. Accordingly, analyses of long term liquidity and capital requirements are not meaningful. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company anticipates funding its obligations from one principal source. The Company, at April 30, 1998, owned approximately 728,000 shares of common stock of Datatec and may, from time to time, sell a portion of such shares. For additional information regarding prior dispositions of Datatec shares, see the description of such transactions contained herein. There can be no assurance that the Company will be able to obtain such financing or sell assets in which event such obligations will have a material adverse effect upon the Company's operations. At April 30, 1998, the Company had a cash equivalent balance of $437,869 as compared to $32,939 at April 30, 1997.

For the fiscal year ended April 30, 1998 the Company used cash from operations in the amount of $1,449,167 as compared to $917,034 from operations for fiscal 1997. The Company provided $583,021 as compared to using $214,799 from its financing activities for the fiscal years ended April 30, 1998 and 1997, respectively. The amount in fiscal 1998 resulted from the increase in borrowing. The amount in fiscal 1997 resulted primarily from the repayment of secured promissory notes.

On January 31, 1994, notes receivable from Datatec in the amount of $1,900,000, plus interest and costs totaling $733,131, were converted into 840.11 shares of Datatec common stock pursuant to a stock purchase agreement between Datatec and the Company. In addition, subject to the exercise of the Company's Class A and Class B Warrants, Datatec would have the right to sell to the Company an additional 13.5% of its then outstanding common stock for an aggregate amount of $8,400,000. During May 1994, subsequent to the completion of the above transaction, Datatec merged into a public company, Sellectek Incorporated, and exchanged each of its shares of Sellectek common stock for 3,242.4 shares of common stock. Pursuant to the merger, the Company's 840.11 shares of Datatec common stock were converted into 2,723,973 shares of Sellectek, which represented approximately 28% of Sellectek's common stock (reduced to approximately 3 % and 5% at April 30, 1998 and 1997, respectively). Sellectek's corporate name was subsequently changed to Glasgal Communications, Inc. whose corporate name was changed to Datatec Systems, Inc. This investment has been accounted for at cost as the Company's interest in Datatec was reduced below 20% and because the Company does not exercise control or influence over Datatec.

On October 31, 1995 the Company completed a private placement involving a stock purchase agreement whereby the Company delivered to eight purchasers an aggregate of 580,000 shares of the common stock of Datatec held by the Company for $1,450,000 or $2.50 per share. As an inducement for the purchasers to grant the Company the right to repurchase the shares for a period of twenty-four months at a price of $2.75 per share, the Company agreed to deliver to such purchasers an aggregate of 80,560 shares of Datatec common stock held by the Company and to deliver to such purchasers (a) warrants to purchase for a period of twenty-four months an aggregate of 80,560 shares of Datatec common stock held by the Company at an exercise price of $3.00 per share of which warrants to purchase 52,778 shares were exercised in fiscal 1998; the time for exercise of the balance of such warrants has expired and (b) warrants to purchase for a period of twenty-four months an aggregate of 161,110 shares of the Company's common stock at an exercise price of $ .20 per share. The time for exercise of such warrants has expired. The Company in 1996 and 1998 recognized a gain of approximately $1,261,000 and $1,300,000, respectively, as a result of these transactions.

In October 1995 the Company issued to two individual lenders promissory notes in the aggregate principal amount of $350,000. Such notes are secured by a total of 200,000 shares of Datatec common stock held by the Company and bear interest at the rate of 10% per annum and became due on October 15, 1996. As an inducement for the noteholders to make the $350,000 loan to the Company, the Company agreed to deliver to such holders an aggregate of 19,444 shares of Datatec common stock held by the Company and to deliver to such holders (a) warrants to purchase for a period of twenty-four months an aggregate of 19,444 shares of Datatec common stock held by the Company at an exercise price of $2.00 per share, as adjusted, which were exercised and (b) warrants to purchase for a period of twenty-four months an aggregate of 38,880 shares of the Company's common stock at an exercise price of $ .20 per share. The time for exercise of such warrants has been extended for an indefinite period. The Company in 1998 recognized a gain of approximately $100,000 as a result of these transactions.

In December 1995 and January 1996, the Company issued 8% notes to two individual lenders each in the principal amount of $100,000. Each note is secured by 35,000 shares of Datatec common stock held by the Company. The notes were due on March 20 and April 4, 1996, respectively, and have not been paid.

During the year ended April 30, 1997 as an inducement for loan extensions and loan agreements, the Company paid processing and financing fees of 28,571 shares of common stock of Datatec held by the Company.


                                                                   April 30
                                                                   --------
                                                              1998         1997
                                                              ----         ----

Investment in Datatec consists of:
  Common Stock:
     Number of Shares
                                                            728,318    1,002,840
     Cost                                                $1,548,107   $  969,395
     Fair market value based on current
        price per share of registered Datatec shares     $4,005,749   $3,008,520

  Options to purchase 580,000 shares of
    common stock                                               --     $  725,000



Approximately 349,000 and 312,000 shares of Datatec common stock owned by the Company were held at April 30, 1998 and April 30, 1997, respectively, by noteholders as collateral. Such shares are subject to certain restrictions regarding transferability and sale.

Summary  financial   information  of  Datatec  as  presented  in  its  financial statements (audited by independent certified public accountants), is as follows:


                                                       April 30
                                                       --------
                                               1998                  1997
                                               ----                  ----

Current assets                          $25,475,000             $20,820,000
Noncurrent assets                       $14,588,000             $ 6,984,000

Current liabilities                     $24,003,000             $23,777,000
Long-term obligations                   $ 3,342,000             $ 6,027,000

Shareholders' equity (deficit)          $12,718,000             $(2,000,000)



                   Year Ended           Year Ended            Year Ended
                 April 30, 1998       April 30, 1997        April 30, 1996
                 --------------       --------------        --------------

Net Sales       $ 76,804,000           $ 59,481,000          $ 59,169,000
                ============           ============          ============

Net Loss        $ (1,486,000)          $ (4,960,000)         $(13,418,000)
                ============           ============          ============


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

As an inducement for EVO to enter into this agreement, the Company issued to EVO warrants to purchase 350,000 shares of common stock of the Company at exercise prices of $ .10 per share with respect to 100,000 shares and $ .20 per share with respect to 250,000 shares. In anticipation of consummating the agreement, EVO and the Company entered into a lending arrangement under which the Company signed a promissory note in March 1995 for $750,000 with interest at the annual rate of 12%. Such note was secured by 133,973 shares of Datatec stock held by the Company and by an interest in certain accounts receivable and was due on September 1, 1996. In July and August 1995, the Company also borrowed from EVO an aggregate of $350,000 with interest at the annual rate of 12%. Such obligations were secured by certain accounts receivable and were due on October 31, 1995. Upon consummation of the agreement, all these obligations were cancelled.

The Company recognized a gain of approximately $846,000 as a result of this transaction.

As part of the agreement, the Company managed these product lines and received an amount equal to its monthly operating costs, up to $100,000, for such period of time as the Company managed such product lines. The Company provided the services of Peter Schneider, President of the Company, for such management. This management arrangement terminated in April 1997. The Company received fees from EVO in connection with this management arrangement amounting to approximately $52,700, $815,000 and $690,000 during the fiscal years ended April 30, 1998, April 30, 1997 and April 30, 1996, respectively.

Revenues and expenses of the Zoo Borns and Tea Bunnies product lines included in the accompanying statements of operations are approximately as follows:

                                                Year Ended April 30,
                                                --------------------
                                        1998         1997          1996
                                        ----         ----          ----

         Sales                       $   -          $   -         $549,000
                                     =======        ======        ========
         Cost of Goods Sold          $   -          $   -         $630,000
         Royalties/Licensing fees        -              -           84,000
         Product Development Costs       -              -          (66,000)
         Advertising and Promotions      -              -           71,000
                                        ----         ----         --------
                                     $   -          $   -         $719,000
                                        ====         ====         ========

In addition, the Company incurred general and administrative expenses in connection with these product lines.

During the fiscal years ended April 30, 1997 and 1996, the Company invested $1,800,000 and $75,000, respectively, in common stock, and warrants to purchase common stock of EVO. As of April 30, 1997, the Company has written off such investments as worthless.

To continue its business, the Company will have to seek additional financing and there can be no assurance that it will be able to obtain such financing. No assurance can be given as to the number of outstanding warrants, which represent potential source of funds, that will be exercised. The Company is exploring alternatives to utilizing its equity investments in connection with financing its operations.

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

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. The warrants expired on June 30, 1997. Such private placement was closed in two stages, the first of which involved the purchase of 52-1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. At July 31, 1997, approximately 53% of such Preferred Stock was acquired by Medical Device Alliance, Inc. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $ .53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438,900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and (b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $ .75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from 1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant.

The Company intends either to pay off its note obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock per dollar subject to stockholder approval of an increase in authorized shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations. Approximately $1,600,000 of the Company's outstanding notes have been acquired by Medical Device Alliance, Inc.

The Company entered into a common stock purchase agreement (the "Agreement") with Datatec governing certain equity investments which the Company has made, and in the future intends to make, in Datatec common stock. Pursuant to the Agreement, in January 1994 the Company converted outstanding indebtedness of Datatec owed to the Company into equity of Datatec which, upon consummation of the Datatec merger with Sellectek, resulted in the Company owning approximately 28% of the outstanding shares of Datatec or 18.5% on a fully diluted basis. In addition, the Agreement gives Datatec the right to require the Company to purchase an additional number of shares of common stock of Datatec equal to 13.5% of the then outstanding shares (the "Additional Shares"), or 10% on a fully diluted basis, for an aggregate of approximately $8.4 million after giving effect to certain fees (the "Additional DCI Investment"). Datatec may require this purchase if, and then only to the extent that, the Company receives proceeds from the exercise of existing Company warrants. There can be no assurance that any or all of such warrants will be exercised. The Company has issued warrants to the public to purchase 6,448,517 shares of Common Stock at $.53 per share and warrants to purchase 3,438,900 shares of Common Stock at $.75 per share. Such warrants will expire on March 31, 1999, as extended. The Company has the right to retain the first $500,000 of warrant exercise proceeds; however, such amount must be used by the Company to purchase shares of Common Stock of Datatec if the aggregate amount of warrant exercise proceeds applied to the purchase of Datatec common stock, after the earlier of the expiration of exercise of all warrants or 24 months after the effectiveness of the registration statement covering the Common Stock underlying the warrants, is less than $8.4 million. In view of the fact that, at the present time and throughout 1997, the price of the Common Stock has been substantially below the exercise price of the warrants, it is impossible to predict the timing of exercise of any of the outstanding warrants, or if such warrants will ever be exercised. The Company anticipates such an event will not arise for at least two years and that, should such eventuality arise, the Company will attempt to meet such obligation either through loans (which may be secured by all or a portion of its Datatec equity), equity financings or some combination thereof. If Datatec does not require the Additional DCI Investment, the Company may still purchase, on the same terms, the Additional Shares.

In November 1993, the Company issued to several investors secured promissory notes aggregating $500,000 with interest thereon at the annual rate of 8%. Such notes were secured by all the assets of the Company and matured on September 30, 1994, as extended, and were paid off on October 6, 1994. As an inducement for such investors to make such loan, the Company issued to such investors warrants, which expire on November 23, 1998, to purchase an aggregate of 750,000 shares of Common Stock at an exercise price of $ .05 per share, as adjusted. The proceeds from such transaction were loaned to Datatec to fulfill certain commitments to Datatec. Such loan to Datatec was made on the same terms as the previous loans to Datatec referred to hereinabove. As an inducement to extend the maturity date of such notes to September 30, 1994, the Company issued an aggregate of 500,000 additional warrants ("1994 Warrants") to the holders of such notes on the same terms and conditions as the 1993 Warrants except that the exercise price of the 1994 Warrants is $ .20 per share


THE YEAR 2000 ISSUE

A Staff Legal Bulletin issued by the Securities and Exchange Commission's Divisions of Corporation Finance and Investment Management Staff addressed The Year 2000 Issue. According to the Bulletin, many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. In the case of the Company, the costs or the consequences of incomplete or untimely resolution of the year 2000 issue does not represent a known material event or uncertainty that is reasonably expected to affect the Company's future financial results or cause its reported financial information not to be necessarily indicative of future operating results, or future financial condition.


DEFERRED INCOME TAX ASSETS

Deferred income tax assets as of April 30, 1997 have been reduced to zero due to uncertainties concerning their realization.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

                                    CONTENTS

                                                             Pages
                                                             -----

Independent Auditors' Report                               17

Consolidated Financial Statements

         Balance Sheets                                    18 and 19

         Statements of Operations                          20

         Statements of Changes in Stockholders'            21
         Equity (Deficit)

         Statements of Cash Flows                          22 and 23

         Notes to Consolidated Financial Statements        24   -   35

Financial Statement Schedules

         All schedules are omitted because the required information is either inapplicable or is presented in the financial statements or related notes.

                             BEDERSON & COMPANY LLP
                              405 Northfield Avenue
                              West Orange, NJ 07052

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Direct Connect International Inc. and Subsidiary
P. O. Box 14
Hawthorne, New Jersey 07481

We have audited the accompanying consolidated balance sheets of Direct Connect International Inc. and Subsidiary as of April 30, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended April 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Direct Connect International Inc. and Subsidiary as of April 30, 1998 and 1997 and the results of their operations and their cash flows for the years ended April 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

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



August 11, 1998



                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                 April 30
                                                                 --------
                                                            1998         1997
                                                            ----         ----

Current assets
    Cash and cash equivalents                          $  437,869    $   32,939
    Accounts receivable                                      -           22,857
    Investment in Datatec, at cost                      1,548,107     1,694,395
    Investments                                              -           13,001
    Prepaid expenses and other current assets              50,265        56,314
                                                           ------        ------

                           Total current assets         2,036,241     1,819,506
                                                        ---------     ---------


Property and equipment, at cost
    Furniture and fixtures                                  7,568        42,543
    Molds, tools and dies                                     -        267,498
                                                            -----       -------
                                                            7,568       310,041

    Less: Accumulated depreciation                          7,568       263,083
                                                            -----       -------

                                                              -          46,958
                                                            -----       -------

Notes receivable - officers                                 99,195       90,404
Security deposits                                             -             700
                                                            ------       ------
                                                            99,195       91,104
                                                            ------       ------

     Total assets                                       $2,135,436   $1,957,568
                                                        ==========   ==========



See notes to consolidated financial statements.



                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                             April 30
                                                                             --------
                                                                    1998               1997
                                                                    ----               ----

Current liabilities
   Accounts payable                                             $    355,647          $ 534,901
   Accrued expenses and taxes payable                                229,573             85,564
   Notes payable - officers and  stockholders                            -              253,680
   Notes payable - other                                           2,241,362          1,404,661
   Investments, warrants to sell Datatec                                -               300,000
                                                                   ---------          ---------

                              Total current liabilites             2,826,582          2,578,806
                                                                   ---------          ---------

                              Total liabilities                    2,826,582          2,578,806
                                                                   ---------          ---------

Stockholders' equity (deficit)
   Convertible preferred stock:
         Authorized  5,000,000  shares  $.001
         par  value;  issued  and outstanding:
         5,000,000 shares                                              5,000              5,000
   Common stock:
         Authorized  15,000,000  shares,  $.001
         par value;  issued and outstanding:
         9,062,066 shares                                              9,062              9,062
   Capital in excess of par value                                  5,160,949          5,128,449
   Accumulated deficit                                            (5,866,157)        (5,668,408)
   Unrealized loss on investments                                      -                (95,341)
                                                                  -----------        -----------
               Total stockholders' equity (deficit)                 (691,146)          (621,238)
                                                                  -----------        -----------
               Total liabilities and stockholders'
                           Equity (deficit)                     $  2,135,436       $  1,957,568
                                                                ============       ============


See notes to consolidated financial statements.


                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         Year Ended 'April 30
                                                                         --------------------
                                                            1998                 1997                 1996
                                                            ----                 ----                 ----

Revenues
          Sales                                         $      -         $     464,212            $  1,094,584
                                                            ------       -------------            ------------
Costs and expenses
          Cost of goods sold                                   -               345,222               1,008,972
          Royalties/licensing fees                             -                27,658                 156,875
          Product development costs                            -                23,484                 (66,482)
          Advertising and promotion                            -               244,225                  71,312
          Depreciation                                       46,958             28,270                  44,220
          General and administrative expenses             1,353,084          1,025,697               2,012,283
           Less: Management fees                            (52,776)          (815,158)               (690,000)
                                                            -------            -------                --------

                                                          1,347,266            879,398               2,537,180
                                                          ---------            -------               ---------

Operating (loss)                                         (1,347,266)          (415,186)             (1,442,596)

Gain on sale of securities                                1,325,236          2,337,348               1,456,802
Gain on sale of assets and product lines                       -                 -                     845,705
Interest income                                              29,792              5,662                  28,708
Other income                                                    278              -                          94
Loss on advances to Kidsview Inc.                              -               (72,286)                  -
Loss on write off of investment in Evolutions                  -            (1,875,000)                  -
Interest expense                                          (205,789)           (193,464)               (283,658)
                                                          ---------           ---------               ---------
Income (loss) before deferred income taxes                (197,749)           (212,926)                605,055

Deferred income taxes                                          -              (809,287)                809,287
                                                          ---------           ---------                -------
Net income (loss)                                       $ (197,749)       $ (1,022,213)           $  1,414,342
                                                        ==========        ============            ============

Earnings (loss) per common share                         $   (0.02)          $   (0.11)              $    0.09
                                                         =========           =========               =========


See Notes to consolidated financial statements.



                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED APRIL 30, 1996, 1997, AND 1998




                                  Preferred                                 Capital in                  Unrealized       Total
                            Convertible  Stock        Common Stock          Excess of    (Accumulated     Loss on    Shockholders'
                          -----------------------  ----------------------   Par Value       Deficit)     Investment  Equity(Deficit)
                             Shares     Amount       Shares       Amount   -----------    -----------   -----------  --------------
                          -----------   ---------  ----------    ---------

Balance, May 1, 1995        5,000,000   $ 5,000     9,062,066    $9,062    $5,074,449    $(6,060,537)   $(76,048)    $(1,048,074)

Valuation reserve                -         -             -         -            -               -         21,877          21,877

Issuance of options              -         -             -         -           30,000           -           -             30,000

Net income                       -         -             -         -            -          1,414,342        -          1,414,342
                            ----------   -----      ---------     -----     ---------     ----------     -------       ---------

Balance, April 30, 1996     5,000,000     5,000     9,062,066     9,062     5,104,449     (4,646,195)    (54,171)        418,145

Valuation reserve                -         -             -         -            -               -        (41,170)        (41,170)

Rights to acquire common
 stock issued in
 conjunction with
 adjustments to legal fees       -         -             -         -           24,000           -           -             24,000

Net loss                         -         -             -         -            -         (1,022,213)       -         (1,022,213)
                            ---------   -------     ----------  -------    ----------    ------------   ---------    -------------

Balance, April 30, 1997     5,000,000     5,000     9,062,066     9,062     5,128,449     (5,668,408)    ( 95,341)      (621,238)

Cost of issue of
   100,000 warrants              -         -             -         -           20,000           -           -             20,000

Imputed cost of rent
   provided by corporate
   Officer                       -         -             -         -           12,500           -           -             12,500

Sale of investment               -         -             -         -             -              -         95,341          95,341

Net loss                         -         -             -         -             -          (197,749)       -           (197,749)
                            ---------   -------     ----------  -------    ----------    -----------      -------     -----------
Balance, April 30, 1998     5,000,000   $ 5,000     9,062,066   $ 9,062    $5,160,949    $(5,866,157)   $       0    $  (691,146)
                            =========   =======     ==========  =======    ==========    ===========      =======     ==========



See notes to consolidated financial statements.




                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                Year Ended April 30
                                                                                                -------------------
                                                                                   1998               1997             1996
                                                                                   ----               ----             ----
Cash flows from operating activities
            Net income (loss)                                                  $(197,749)       $(1,022,213)      $ 1,414,342
                                                                               ---------        -----------       -----------
            Adjustments to reconcile net income
            (loss) to net cash (used in) operating activities
                 Depreciation                                                     46,958             28,270            44,220
                 Deferred income taxes                                              -               809,287          (809,287)
                 Financing fees, reduction in investment in Datatec stock           -                  -              398,720
                 Management fee income                                              -                  -             (200,000)
                 Gain on sale of Datatec stock                                (2,124,706)        (2,337,348)       (1,456,802)
                 Loss on Sale of Mark Solutions stock                             74,469               -                 -
                 Other costs, sale of Datatec                                       -                  -               (3,931)
                 Loss on expiration of warrants                                  725,000               -                 -
                 Gain on sale of product lines and related assets                   -                  -             (845,705)
                 Loss on write off of advances to Kidsview Inc.                     -               72,286               -
                 Loss on write off of Evolutions investment                        ---            1,875,000              -
                 Warrants to purchase common stock
                     issued in satisfaction of financing fees                     20,000               -                 -
                 Imputed cost of rent provided by corporate officer               12,500               -                 -
                 (Increase) decrease in assets                                    22,857             (2,205)          (10,157)
                              Accounts receivable
                              Inventories                                           -                  -               86,955
                              Prepaid royalties                                     -                  -               47,500
                              Prepaid expenses and other current assets            6,049             12,761            80,371
                              Decrease in security deposits                          700               -                 -
                  Increase (decrease) in liabilities
                              Accounts payable                                  (179,254)          (388,611)          195,060
                              Accrued expenses and taxes payable                 144,009             35,739             9,834
                                                                                 -------             ------             -----
            Total adjustments                                                 (1,251,418)           105,179        (2,463,222)
                                                                              ----------            -------        ----------
            Net cash (used in) operating activities                           (1,449,167)          (917,034)       (1,048,880)
                                                                              ----------           --------        ----------

Cash flows from investing activities
            Notes receivable - officers, increases                                (8,791)           (14,379)          (46,728)
            Notes receivable - officers, decreases                                   -               35,330           284,340
            Proceeds from sale of Datatec stock                                3,102,346          2,754,104         1,800,000
            Acquisition of Datatec stock                                      (1,856,352)              -                 -
            Proceeds from sale of Mark Solutions stock                            33,873               -                 -
            Investment in Evolutions                                                 -           (1,800,000)             -
            Increase in due from Kidsview, Inc.                                      -                 -             (994,117)
            Decrease in due from Kidsview, Inc.                                      -              121,831           800,000
            Acquisition of property and equipment                                    -                 -               (8,007)
                                                                                ---------         ----------        ----------
            Net cash provided by investing activities                          1,271,076          1,096,886         1,835,488
                                                                                ---------         ----------        ---------

See notes to consolidated financial statements.



                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                         Year Ended April 30
                                                                                         -------------------
                                                                                1998               1997               1996
                                                                                ----               ----               ----
Cash flows from financing activities
            Notes payable-officers and stockholders, increases                    -                41,964             63,411
            Notes payable-officers and stockholders, decreases                (253,680)          (250,000)              -
            Notes payable-other, increases                                     887,705            120,032            959,445
            Notes payable-other, decreases                                     (51,004)          (126,795)        (1,913,255)
                                                                               -------           --------         ----------

            Net cash provided by (used in) financing activities                583,021           (214,799)          (890,399)
                                                                               -------           --------           --------
Net Increase (decrease) in cash and cash equivalents                           404,930            (34,947)          (103,791)
Cash and cash equivalents, beginning of year                                    32,939             67,886            171,677
                                                                                ------             ------            -------

Cash and cash equivalents, end of year                                      $  437,869          $  32,939         $   67,886
                                                                            ==========          =========          =========

Supplemental disclosure of cash flows information:
                   Cash paid during the year for interest                   $  205,789          $  21,045         $   111,506
                                                                            ==========          =========          ==========

Schedule of noncash investing and financing activities:
                      Warrants to purchase common stock issued
                            in satisfaction of financing fees               $    20,000              -                  -
                      Imputed cost of rent provided by corporate officer    $    12,500              -                  -
                      Rights to acquire common stock in conjunction
                            with satisfaction of accrued legal fees                -            $  24,000               -
                      Unrealized gain (loss) on investments                        -            $ (41,170)        $   21,877

During the fiscal year ended April 30, 1996 the Company had non-cash investing and financing activities in connection with the sale of Datatec common stock;
sale of product lines and certain assets to Evolutions, Inc.; and Datatec common stock issued as financing costs, as follows:

Sale of Datatec common stock:
                       Cash proceeds                                               -                 -            $1,800,000
                       Investment in Datatec options                               -                 -               725,000
                       Financing costs incurred                                    -                 -                73,720
                       Note payable, increase                                      -                 -              (350,000)
                       Decrease in investment in Datatec                           -                 -              (657,323)
                       Increase in warrants to sell Datatec                        -                 -              (300,000)
                       Increase in capital in excess of par value                  -                 -               (30,000)
                       Gain on sale of Datatec                                     -                 -            (1,261,397)

Sale of product lines and certain assets to Evolutions, Inc.
                        Increase in Evolutions, Inc.                               -                 -                75,000
                        Reduction in notes payable                                 -                 -             1,100,000
                        Decrease in interest payable                               -                 -                70,678
                        Management fees                                            -                 -              (200,000)
                        Decrease in prepaid royalties                              -                 -               (10,000)
                        Decrease in prepaid expenses                               -                 -              (119,994)
                        Decrease in property and equipment                         -                 -               (69,979)
                        Gain on sale                                               -                 -              (845,705)


As an inducement for loan extensions and loan agreements, the Company paid financing fees by delivering 28,571 and 130,000 shares of Datatec common stock having a cost basis of $27,618 and $125,665 during the years ended April 30, 1997 and 1996, respectively.

See notes 3 and 4 regarding non-cash investing and financing activities with respect to the sale of Datatec common stock and sale of product lines.

See notes to consolidated financial statements.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

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

         The accompanying April 30, 1998 consolidated balance sheet reflects a working capital deficiency of $790,341 and the consolidated statement of operations for the year ended April 30, 1998 reflects a loss from operations of $1,347,266. During the next twelve months, the Company in addition to meeting its operating needs will have notes payable, as discussed below, in the amount of approximately $2,241,000 becoming due. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company anticipates funding its obligations over the next twelve months from one principal source. The Company owns approximately 728,000 shares of common stock of Datatec Systems Inc., formerly Glasgal Communications Inc., (Datatec) and may, from time to time, sell a portion of such shares. For additional information regarding prior dispositions of Datatec shares, see the description of such transactions contained herein. There can be no assurance that the Company will be able to obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations.

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

(d)      Accounts Receivable

         An allowance for doubtful accounts is established based on management's expectation of uncollectables. As of April 30,1998 and 1997, an allowance for doubtful accounts was not deemed necessary.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

Note 1 - Continued

(e)      Investments

         The Company classifies its investments in equity securities as available-for-sale. Investments available-for-sale are recorded on the balance sheet at fair market value, with unrealized gains and losses excluded from earnings and presented as a separate component of stockholders' equity until realized.


 (f)     Property and Equipment

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

(g)      Income Taxes

         For income tax purposes, the Company has a fiscal year ending December 31.

         Certain income and expense items are accounted for in different periods for income tax purposes than for financial reporting purposes.
         Provisions for deferred taxes are made in recognition of these temporary differences.

         The Company utilizes an asset and a liability approach for measuring deferred income taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

Note 1 - Continued

         Deferred income tax assets are reduced by a valuation allowance due to uncertainties concerning their realization. (See Note 4).

(h)      Earnings (loss) Per Common Share

         Earnings (loss) per common share are based on the weighted average number of common shares outstanding and common stock equivalents during each period, limited to the number of authorized shares of common stock. Fully diluted earnings (loss) per common share have not been computed because the result would be anti-dilutive or the effect on earnings (loss) per common share would be less than 3%.

         The  weighted   average  number  of  common  shares  and  common  stock
         equivalents that were used in computing earnings (loss) per common share were 9,062,066 (1998), 9,062,066 (1997), and 15,000,000 (1996).

(i)      Accounting Estimates

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

Note 2 - Investments

         Investments are summarized as follows:

                                                          April 30,
                                                          ---------
                                                1998                 1997
                                                ----                 ----
         Cost                                   - 0 -               $108,342
         Unrealized loss                        - 0 -                (95,341)
                                                -----                -------

         Fair market value                      - 0 -                $13,001
                                                =====                =======

         During the year ended April 30, 1998, such investment was sold for approximately $34,000 , resulting in a realized loss of approximately $74,000.

Note 3 - Investment in Datatec

         On January 31, 1994, notes receivable from Datatec in the amount of $1,900,000 plus interest and costs totaling $733,131, were converted into 840.11 shares of Datatec's common stock pursuant to a stock purchase agreement between Datatec and the Company. Datatec provides network, design, hardware and software, carrier facilities and support services for organizations in a diverse range of industries. In addition, subject to the exercise of the Company's Class A and Class B warrants, Datatec would have the right to sell to the Company an additional 13.5% of its then outstanding common stock for an aggregate amount of $8,400,000. During May 1994, subsequent to the completion of the above transaction, Datatec merged into a public company, Sellectek Incorporated, and exchanged each of its shares of common stock for 3,242.4 shares of Sellectek Incorporated common stock.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

Note 3 - Continued

         Pursuant to the merger, the Company's 840.11 shares of Datatec common stock were converted into 2,723,973 shares of Sellectek Incorporated, which represented approximately 28% of Sellectek's common stock (subsequently reduced to approximately 3 % and 5 % at April 30, 1998 and 1997, respectively). Sellectek's corporate name was subsequently changed to Glasgal Communications, Inc. whose corporate name was changed to Datatec. This investment has been accounted for at cost as the Company's interest in Datatec was reduced below 20% and because the Company does not exercise control or influence over Datatec.

         On October 31, 1995, the Company completed a private placement involving a stock purchase agreement whereby the Company delivered to eight purchasers an aggregate of 580,000 shares of the common stock of Datatec held by the Company for $1,450,000 or $2.50 per share. As an inducement for the purchasers to grant the Company the right to repurchase the shares for a period of twenty-four months at a price of $2.75 per share, the Company agreed to deliver to such purchasers an aggregate of 80,560 shares of Datatec common stock held by the Company and to deliver to such purchasers (a) warrants to purchase for a period of twenty-four months an aggregate of 80,560 shares of Datatec common stock held by the Company at an exercise price of $3.00 per share of which warrants to purchase 52,778 shares were exercised in fiscal 1998; the time for exercise of the balance of such warrants has expired and
         (b) warrants to purchase for a period of twenty-four months an aggregate of 161,110 shares of the Company's common stock at an exercise price of $ .20 per share. The time for exercise of such warrants has expired. The Company in 1996 and 1998 recognized a gain of approximately $1,261,000 and $1,300,000, respectively, as a result of these transactions. With respect to the Company's option to repurchase 580,000 shares of common stock of Datatec, as set forth above, the time for exercise of such option has expired. At that time the Company did not have the financial ability to exercise such option because it was unable to sell its restricted Datatec shares for such purpose. The Company in July 1997 purchased 480,000 shares of Datatec common stock in a private placement by Datatec at a price of $3.87 per share. As an inducement for the Company to participate in such private placement, Datatec registered such shares.

         In October 1995 the Company issued to two individual lenders promissory notes in the aggregate principal amount of $350,000. Such notes are secured by a total of 200,000 shares of Datatec common stock held by the Company and bear interest at the rate of 10% per annum and became due on October 15, 1996. As an inducement for the noteholders to make the $350,000 loan to the Company, the Company agreed to deliver to such holders an aggregate of 19,444 shares of Datatec common stock held by the Company and to deliver to such holders (a) warrants to purchase for a period of twenty-four months an aggregate of 19,444 shares of Datatec common stock held by the Company at an exercise price of $2.00 per share, as adjusted, which were exercised during the fiscal year ended April 30, 1998 and (b) warrants to purchase for a period of twenty-four months an aggregate of 38,880 shares of the Company's common stock at an exercise price of $ .20 per share. The time for exercise of such warrants has been extended for an indefinite period. The Company in 1998 recognized a gain of approximately $100,000 as a result of these transactions.


         In December 1995 and January 1996, the Company issued 8% notes to two individual lenders each in the principal amount of $100,000. Each note is secured by 35,000 shares of Datatec common stock held by the Company. The notes became due on March 20 and April 4, 1996, respectively, and are past due as of April 30, 1998. The notes were acquired by Medical Device Alliance, Inc.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

Note 3 - Continued

         During the years ended April 30, 1998 and 1997, as an inducement for loan extensions and loan agreements, the Company paid processing and financing fees by delivering 0 and 28,571 shares, respectively, of Datatec common stock held by the Company.

                                                               April  30,
                                                               ----------

                                                         1998            1997
                                                         ----            ----

           Investment in Datatec consists of:
             Common Stock:
               Number of shares                         728,318      1,002,840
               Cost                                  $1,548,107    $   969,395
               Fair market value based on current
               price per share of registered Datatec
               shares.                               $4,005,749    $ 3,008,520
             Options to purchase 580,000 shares
              of common stock, at cost               $   - 0 -     $   725,000


         Approximately 349,000 and 312,000 shares of Datatec common stock owned by the Company at April 30, 1998 and April 30, 1997, respectively were held by noteholders as collateral. Such shares are subject to certain restrictions regarding transferability and sale.

         Summary   financial   information   of  Datatec  as  presented  in  its
         consolidated financial statements (audited by independent certified public accountants) are as follows:

                                                              April 30,
                                                              ---------

                                                     1998               1997
                                                     ----               ----

             Current assets                      $25,475,000       $20,820,000

             Noncurrent assets                    14,588,000         6,984,000

             Current liabilities                  24,003,000        23,777,000

             Long-term obligations                 3,342,000         6,027,000

             Shareholders' equity                 12,718,000        (2,000,000)




                          Year Ended         Year Ended          Year Ended
                           April 30           April 30,           April 30,
                             1998               1997                1996
                             ----               ----                ----

         Net Sales        $76,804,000        $59,481,000          $59,169,000
                          ===========        ===========          ===========

         Net Loss         $(1,486,000)       $(4,960,000)        $(13,418,000)
                          ===========        ===========         ============

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

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

         As an inducement for EVO to enter into this agreement, the Company issued to EVO warrants to purchase 350,000 shares of common stock of the Company at exercise prices of $ .10 per share with respect to 100,000 shares and $ .20 per share with respect to 250,000 shares. In anticipation of consummating the agreement, EVO and the Company entered into a lending arrangement under which the Company signed a promissory note in March 1995 for $750,000 with interest at the annual rate of 12%. Such note was secured by 133,973 shares of stock of Datatec held by the Company and by an interest in certain accounts receivable and was due on September 1, 1996. In July and August 1995, the Company also borrowed from EVO an aggregate of $350,000 with interest at the annual rate of 12%. Such obligations were secured by certain accounts receivable and were due on October 31, 1995. Upon consummation of the agreement, all these obligations were cancelled.

         The Company recognized a gain of approximately $846,000 as a result of these transactions.

         As part of the agreement, the Company managed these product lines and received an amount equal to its monthly operating costs, up to $100,000, for such period of time as the Company managed such product lines. The Company provided the services of Peter Schneider, President of the Company, for such management. This management arrangement terminated during April 1997. The Company received fees from EVO in connection with this management arrangement amounting to approximately $53,000 and $815,000 during the fiscal years ended April 30, 1998 and 1997, respectively.

         Revenues and expenses of the Zoo Borns and Tea Bunnies  product  lines,
         included   in  the   accompanying   statements   of   operations,   are
         approximately as follows:

                                                Year Ended April 30,
                                                --------------------
                                             1998        1997       1996
                                             ----        ----       ----

             Sales                       $     -      $    -      $549,000
                                         ----------   --------    --------
             Cost of Goods Sold                -           -       630,000
             Royalties/Licensing Fees          -           -        84,000

             Product Development Costs         -           -       (66,000)
             Advertising and Promotions        -           -        71,000
                                          ----------   --------   --------
                                               -           -       719,000
                                          ----------   --------   --------
                                         $     -      $    -     $(170,000)
                                          ==========  =========  =========

         In addition, the Company incurred general and administrative expenses in connection with these product lines.

         During the fiscal years ended April 30, 1997 and 1996, the Company invested $1,800,000 and $75,000, respectively, in common stock and warrants to purchase common stock of EVO. As of April 30, 1997, the Company has written off such investments as worthless.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

Note 5 -   Deferred Income Taxes

         For federal income tax reporting purposes the Company has net operating losses which are available to offset future federal taxable income. Such losses expire as follows:

                                             Approximate
                  Year Ending                    Amount
                  -----------                    ------
                     2005                   $   450,000
                     2006                     1,010,000
                     2007                       900,000
                     2009                       680,000
                     2010                     1,090,000
                     2011                       630,000
                                                -------
                                             $4,760,000
                                             ==========




         The deferred income tax asset as of April 30, 1998 and April 30, 1997 was reduced to zero by a valuation allowance of approximately $2,100,000 due to uncertainties concerning their realization at those dates. At April 30, 1996 , due to the sale by the Company of some of its equity interest in Datatec and the significant increase in the market value of the Company's equity interest in Datatec, the Company recognized a deferred income tax asset of $809,287.

         The deferred income tax asset consists of the following:

                                            Year Ended April 30,
                                            --------------------
                                         1998                     1997
                                         ----                     ----

         Net operating loss            $1,904,000               $2,092,089

         Valuation allowance           (1,904,000)              (2,092,089)
                                       ------------            -----------

                                       $     -                  $    -
                                       ============             ==========

         The following is a reconciliation of the federal income tax rate to the actual effective income tax rate as a percentage of pretax income:


                                                      Year Ended April 30,
                                                      --------------------

                                                1998         1997       1996
                                                ----         ----       ----

         Statutory federal income
              tax rate                          34.0%        34.0%      34.0%

         State and local income taxes,
              net of federal tax benefit         6.0          6.0        6.0
                                                 ---          ---        ---

                                                40.0         40.0       40.0
         Less: change in deferred income tax
              valuation allowance              (40.0)       340.1       93.8
                                               -----        -----       ----

                                                 0%         380.1%     133.8%
                                                ====        =====      =====

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

Note 6 -   Notes Payable - Officers and Shareholders

         Notes payable - officers and shareholders, including accrued interest, consist of the following:


(a) During September 1992, 200,000 shares of common stock of the Company were issued to an investor as settlement of an obligation in the amount of $291,784, plus accrued interest. Should the investor be unable to sell the shares for a price of at least $1.625 by August 1, 1993, the holder had the right to return the shares to the Company. The Company was also obligated to pay to the investor the difference between the proceeds of the sale and the value of the note plus accrued interest. This obligation was acquired by Medical Device Alliance, Inc. and is included as part of notes payable - other. See
          Note 7.
                                 April 30,
                                 ---------
                         1998                1997
                         ----                ----
                       $ -0-                $181,365


(b) Officer loans bearing interest at a rate of 8% which can be exchanged for 260,000 shares and warrants to purchase shares of common stock at a price of $.20 per share and warrants to purchase 130,000 shares of common stock at a price of $1.00 per share. As of April 30, 1998 all such loans were paid off.

                                           April 30,
                                          ---------
                                   1998                  1997
                                   ----                  ----
                                  $ -0-                $ 72,315
                                   ----                --------
                                  $ -0-                $253,680
                                   ====                ========


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


                                              April 30,
                                             ---------
                                      1998              1997
                                      ----                ----
                                   $2,196,346       $1,353,657

(b) Financings relating to insurance costs bear interest at rates ranging from 8.17% to 9.5% per annum.
                                               April 30,
                                               ---------
                                        1998              1997
                                        ----              ----
                                   $   45,016        $   51,004
                                       ------            ------
         Sub-total                  2,241,362         1,404,661

         Less: Current Maturities   2,241,362         1,404,661
                                    ---------         ---------
                                   $    - 0 -        $    - 0 -
                                    =========         =========

         The carrying value of the Company's long-term debt approximates its fair value.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    APRIL 30,1998


Note 8 - Stockholders' Equity

         During the years ended April 30, 1998 and 1997, the Company had 6,488,517 outstanding Redeemable Class A Warrants, expiring on March 31, 1999, as extended. Each warrant entitles the holder to purchase one share of common stock and receive a Redeemable Class B Warrant which also expires on March 31, 1999, as extended. As a result of a private placement of Convertible Preferred Stock which was completed in October 1992, the exercise prices of the Class A and Class B Warrants were adjusted so that for $1.00 and the exercise of one Class A Warrant the holder will receive 1.8868 shares of the Company's common stock ($ .53 per share) and a Class B Warrant. For $ .75 and the exercise of a Class B Warrant, the holder will receive one share of the Company's common stock.

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

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

Note 8 - Continued

         During 1996, in consideration of an adjustment to outstanding indebtedness to a law firm for services rendered, such firm agreed to accept 320,000 shares of the Company's common stock having a value of $24,000 at the date of the adjustment. The issuance of such shares is subject to availability. During 1998 in consideration of providing an open line of credit of $225,000 to the Company, the Company issued to the wife of one of its officers warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $ .20 per share. The time for exercise of such warrants expires in 2002. At April 30, 1998, the Company's obligation under this line of credit amounted to approximately $166,900. This obligation is included under notes payable, other and is secured by 40,000 shares of Datatec common stock owned by the Company

         During 1998 the President of the Company provided office space to the Company at no charge. The value assigned to such gift was $12,500 and was credited to capital in excess of par value.

Note 9 - Incentive Stock Option Plan

         In 1988, the Company adopted an Incentive Stock Option Plan under which options may be granted to officers and other key employees. An aggregate of 750,000 common shares are authorized for issuance under the Plan. The option price may not be less than the fair market value (or for owners of more than 10% of the outstanding stock, 110% of the fair market value) of the common stock on the date of the grant of the option. Options granted under the Plan are intended to be "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. Such options expire on May 27,2002.

         Options granted are exercisable in such installments and during such period as are determined by the board of directors, but in no event is an option exercisable more than ten years from the date the option is granted.


         The status of the options granted under the Incentive Stock Option Plan is as follows:



         Years Ended April 30, 1996 and 1997 and 1998

         Outstanding at May 1, 1995,
           1996 and 1997                    452,809  $ .19 to $1.16   $206,995
             Granted                            -            -            -
             Terminated                         -            -            -
             Exercised                          -            -            -
                                            -------                    -------
         Outstanding at April 30,
           1996, 1997 and 1998              452,809  $ .19 to $1.16   $206,995
                                            =======                   ========
             Exercisable                    452,809  $ .19 to $1.16   $206,995
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

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

Note 9 - Continued

        The status of the options granted under the New Incentive Stock Option Plan, which is subject to stockholder approval, is as follows:



        Outstanding at April 30, 1995,
          1996 and 1997                 1,000,000   $ .63 to $ .69    $657,700
             Granted                       -              -              -
             Terminated                    -              -              -
             Exercised                     -              -              -
                                        ----------                    --------
        Outstanding at April 30,
          1996, 1997 and 1998           1,000,000   $ .63 to $ .69    $657,700
                                        =========                     ========
             Exercisable                   -              -              -
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


Note 10 - Related Party Transactions

         During the years ended April 30, 1998, 1997 and 1996 the Company purchased products totaling approximately $ -0-, $305,000 and $396,000, respectively, from a corporation which is owned and operated by a principal stockholder and executive vice president of the Company. During the fiscal years ended April 30, 1998, 1997 and 1996 the Company incurred product development expenses of approximately $ -0-, $24,000 and $27,000, respectively, payable to this corporation.

         During each of the years ended April 30, 1998, 1997 and 1996, the Company paid approximately $72,000 to an officer for legal services rendered.

         As of April 30, 1998 and April 30, 1997 the Company held 8% notes receivable from certain officers aggregating approximately $99,000 and $90,000, respectively, including interest. Interest income for the years ended April 30, 1998, 1997, and 1996 on officers' loans totaled approximately $4,900, $6,000, and $26,000, respectively.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998



Note 11 - Commitments and Contingencies

   (a)   License Agreements

         The Company has the right to use product names and designs under license agreements with designers. These agreements require the Company to pay royalties ranging from 5% to 10% of sales.

         For the years ended April 30, 1998, 1997, and 1996 approximately -0-, 77% and 29 % , respectively, of sales were licensed products Little Sleepy Eyes and Lamb Chop. Approximately 50% (1996) of sales were the Zoo Borns licensed product line which was sold in September 1995. See
         Note 4.

    (b)  Major Customers

         The Company had sales to major customers during the years ended April 30, 1998, 1997, and 1996 as follows:

                                                         % of Total Sales
         Year Ended                 Number of             Attributable to
          April 30              Major Customers           Major Customers
          --------              ---------------           ---------------

             1998                   0                            0
             1997                   2                           86
             1996                   2                           68




    (c)   Uninsured cash

         The Company maintains its cash in various bank accounts. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 1998, uninsured cash approximated $330,000.


Note 12 - Subsequent Events

    (a) The Company has been advised by a customer of Kidsview, Inc., that it is seeking approximately $200,000 relating to credits associated with Tea Bunnies product sales by Kidsview in a prior year. The Company believes it has meritorious defenses to such claim. To date there is no litigation relating to this matter.

    (b) In connection with the acquisition of certain outstanding notes of the Company by Medical Device Alliance Inc.(MDA), all of which are past due, aggregating approximately $1,600,000 at April 30, 1998, the Company delivered 228,751 shares of its Datatec stock in May 1998, in transferable form, as collateral for such obligations. The Company has been advised that all such shares were subsequently sold resulting in proceeds to MDA of approximately $976,000 (unaudited) in reduction of such obligations. The Company recognized a gain of approximately $750,000 (unaudited) in connection with the sale of these shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers and directors of the Company at April 30, 1998.

     NAME                     AGE       POSITION
     ----                     ---       --------

     Joseph M. Salvani         41        Chairman of the Board and
                                         Principal Executive Officer
     Peter L. Schneider        45        President and Director


     Barry A. Rosner           55        Vice President, Treasurer,
                                         Director and Principal
                                         Financial Officer

     Y.S. Ling                 53        Executive Vice President,
                                         International Operations

     Howard G. Peretz          59        Executive Vice President

     William B. Rodman         59        Secretary


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

JOSEPH M. SALVANI has been Chairman of the Board of Directors and Principal Executive Officer of the Company since August 10, 1992. From 1981 to 1986 Mr. Salvani was the Senior Chemical Industry Analyst and also held the position of Senior Vice President at Goldman, Sachs & Co. From 1986 to 1989 he was a general partner and Hedge Fund Manager of Steinhardt Partners. From 1989 to 1991, he was a managing partner of EGS Partners with the responsibilities of managing performance-based hedge funds and raising funds for small companies. Beginning in early 1991, Mr. Salvani became President of Salvani Investments. In addition, Mr. Salvani was a registered broker with Brookehill Equities Inc. from March 1991 to July 31, 1992. Mr. Salvani is also a director of Medicis Pharmaceutical Company and of Datatec Systems, Inc. Mr. Salvani is a graduate of Rutgers College with Bachelor of Science degrees in Accounting, Economics and Finance. He also holds a Master's degree in Business Administration from Columbia University. Mr. Salvani spends approximately 65% of his time in connection with the Company's business.

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

During the fiscal year ended April 30, 1998, the Board of Directors of the Company held three meetings. No member of the Board of Directors attended fewer than 75% of the three meetings of the Board in the fiscal year ended April 30, 1998. There is no Executive Committee or Audit Committee. The Board as a whole serves as a Nominating Committee, Compensation Committee and Stock Option Committee. Directors receive no compensation for serving in such capacity.

ITEM 11.  EXECUTIVE COMPENSATION

The Company's Board of Directors does not have a Compensation Committee. The Company's three directors determine all matters relating to Executive compensation. No director, however, participates in discussions or any formal action of the Board relating to matters concerning such director's compensation.

The Board of Directors, pursuant to the method described above, reviews the reasonableness of compensation paid to executive officers of the Company by comparison to compensation paid to executives of competing companies.

The Board of Directors has reviewed the compensation for each of the executive officers for fiscal year 1998 and determined that, in its opinion, the compensation of such officers was reasonable.

The only officers or directors who received aggregate remuneration in excess of $60,000 during the fiscal year ended April 30, 1998 were Peter Schneider, who received $200,000, Howard Peretz who received $175,000 and Barry Rosner who received $60,800. The total aggregate remuneration received during such period by all of the officers and directors as a group was $435,800 . Other non-cash compensation such as the use of an automobile provided by the Company and payment of premiums for insurance for the benefit of Mr. Schneider did not exceed 10% of the cash compensation paid to Mr. Schneider or to all executive officers as a group.

Other than as described below, the Company has no pension or profit-sharing plan or other contingent forms of remuneration. No employee has a written employment agreement at April 30, 1998.

The following table summarizes compensation paid by the Company for services rendered during 1998, 1997, and 1996 by the Principal Executive Officer and all other compensated executives of the Company (collectively, together with the Principal Executive Officer, the "Executive Officers") other than the Principal Executive Officer.

                                                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation                                          Long Term Compensation
                                 -------------------                                          ----------------------
                                                                                           Awards                  Payments
                                                                                           ------                  --------
                                                                                                 Securities
                                                                                   Restricted     Underlying
                                                                  Other Annual       Stock        Options/                   All
Name and Principal Position     Year   Salary($)   Bonus($)      Compensation($)    Awards($)      SARS($)      LTIP($)    Other(s)
---------------------------     ----   ---------   --------      ---------------    ---------      -------      -------    --------

Joseph M. Salvani              1998       -            -                 -             -             -             -          -
Chairman of the
Board and Principal
Executive Officer              1997       -            -                 -             -             -             -          -

                               1996       -            -                 -             -             -             -          -


Peter L. Schneider             1998    200,000         -                 -             -             -             -          -
President and
Director
                               1997    179,334         -                 -             -             -             -          -


                               1996    151,831         -                 -             -             -             -          -



Howard Peretz                  1998    175,000         -                 -             -             -             -          -
Executive Vice President

                               1997     87,500         -                 -             -             -             -          -


                               1996    131,831         -                 -             -             -             -          -


Y.S. Ling                      1998       -            -                 -              -            -             -          -
Executive Vice President

                               1997       -            -                 -              -            -             -          -


                               1996       -          284,340             -              -            -             -          -

-------------------------------

For information regarding Stock Options, see following tables.

                       OPTIONS GRANTED IN LAST FISCAL YEAR
There were no stock options granted to the executive officers during the fiscal year ended April 30, 1998.

The following table sets forth information with respect to Executive Officers concerning unexercised options held as of the fiscal year ended April 30, 1998. None of the Executive Officers exercised options during the fiscal year ended April 30, 1998. No options were repriced during the fiscal year ended April 30, 1998.







                                                     AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1998
                                                           AND FISCAL YEAR-END OPTION VALUES

                                                                                                  Value of Unexercised
                                                               Number of Unexercised             In-the-Money Options at
                                                             Options at Fiscal Year End              Fiscal Year End
                                                             --------------------------              ---------------
                         Shares
 Name                  Exercised(#)    Value Realized($)    Exercisable    Unexercisable*    Exercisable     Unexercisable*
 ----                  ------------    -----------------    -----------    --------------    -----------     --------------


Joseph Salvani
  Chairman of the
  Board and Principal
  Executive Officer....      0                  0             86,505                  0            0               0

Peter L. Schneider
  President.............     0                  0            136,304          1,900,000            0               0

Y.S. Ling
  Executive Vice
  President.............     0                  0                  0          1,900,000            0               0

Howard G. Peretz
  Executive Vice
  President.............     0                  0             16,000            130,000            0               0

Barry A. Rosner
  Vice President,
  Treasurer and Principal
  Financial Officer......    0                  0             55,000            230,000            0               0

William B. Rodman
  Secretary..............    0                  0             70,000            230,000            0               0


* Granted subject to stockholder ratificaton.



                            LONG TERM INCENTIVE PLANS-AWARDS IN FISCAL YEAR 1998

There were no long term incentive plans-awards granted to the Executive Officers during the fiscal year ended April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At July 31, 1998, the directors and officers of the Company and their affiliates owned 2,687,669 shares of Common Stock representing approximately 30% of the issued and outstanding shares of Common Stock.

The following table sets forth, as of the July 31, 1998, the holdings of voting securities of the Company by those persons owning of record or known by the Company to own beneficially or otherwise to have voting or dispositive control over 5% or more of any class of the Company's securities, the holdings by each director, and the holdings by all of the officers and directors of the Company as a group.


Title          Name and Address of              Amount and Nature       Percent
of Class       Beneficial Owner(1)              of Beneficial             Of
--------       ------------------               Ownership(2)             Class
                                                ------------             -----

Common         Peter L. Schneider               2,548,232 shs.(3)(4)      28.0%
Common         Y.S. Ling                        1,201,616 shs.            13.3%
Common         Barry A. Rosner                          0 shs.(5)            -
Common         Joseph Salvani                           0 shs.(6)           -
Common         All Directors and Officers       2,687,669 shs.(7)         30.0%
               as a Group (6 Persons)
Convertible    Medical Device Alliance, Inc.    2,625,000 shs.(8)         52.5%
Preferred      3800 Howard Hughes Parkway
               Suite 1800
               Las Vegas, NV  89109
Convertible    Brookehill Equities, Inc.          275,000 shs.            5.5%
Preferred      545 Madison Avenue
               New York, NY 10022
Convertible    All Directors and Officers               0 shs.              0%
Preferred      as a Group (6 Persons)



(1) The mailing address for Messrs. Schneider, Ling, Rosner and Salvani is P.O. Box 14, Hawthorne, NJ 07507.
(2)      All shares are directly held except as otherwise stated.
(3) Includes 1,201,616 shares of Common Stock beneficially owned by Mr. Schneider because of a proxy given to him by Y.S. Ling. Mr. Schneider may be deemed to be a control person.
(4) Does not include options to purchase 136,304 shares of Common Stock which became exercisable in May 1993.
(5) Does not include (i) options to purchase 55,000 shares of Common Stock which became exercisable since May 1993 and (ii)7,601 shares of Common Stock owned by Barbara Rosner, Mr. Rosner's wife. Mr. Rosner disclaims beneficial ownership of such shares.
(6) Does not include options under the Company's Incentive Stock Option Plan to purchase an additional 86,505 shares of Common Stock which became exercisable in September 1993.
(7) Does not include options under the Company's Incentive Stock Option Plan to purchase an additional 363,809 shares of common stock which became exercisable in September 1993.
(8) Also acquired approximately $1,600,000 of the Company's outstanding notes, all of which are past due.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 1998, the Company did not purchase any products from either Toy World or Well World, each of which is owned and operated by Y.S. Ling, a principal stockholder and Executive Vice President of the Company. In fiscal 1997 and 1996, there were purchases totaling approximately $305,000 and $396,000, respectively from Well World. During the fiscal years ended April 30, 1998, 1997 and 1996, the Company incurred product development expenses of approximately $18,000, $24,000 and $27,000, respectively, payable either to Toy World or to Well World.

During the year ended April 30, 1993, Peter Schneider, the former Chairman of the Board of Directors, and currently the President and a principal stockholder of the Company, borrowed $54,685 from the Company. Mr. Schneider signed a promissory note for such amount which bears interest at the rate of 8% per annum (the "Schneider Note"). The Schneider Note was due on April 29, 1994, was rolled over and was due on August 10, 1997. Such loan has not yet been repaid. The amount due, including accrued interest, approximated $87,000 at April 30, 1998.

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

During 1998 in consideration of the wife of one of the Company's officers providing an open line of credit of $225,000 to the Company, the Company issued to her warrants to purchase 100,000 shares of Company's common stock at an exercise price of $ .20 per share. The time for exercise of such warrants expires in 2002. At April 30, 1998, the Company's obligation under this line of credit amounted to approximately $166,900. Such obligation is secured by 40,000 shares of Datatec common stock owned by the Company.

The loans to officers referred to above were made on terms favorable to the borrowers. The Company considers making loans to its officers on a case-by-case basis. The Company believes that loans are an important element of incentives for executives, since the Company does not have the ability to pay compensation packages to its executives comparable to those paid by other public companies as additional incentives to attract key people. The Company believes that the benefit of such loans outweighs the negative effect on the Company of not having the funds loaned to these executives available to meet the Company's recurring needs for additional working capital. Currently, the Company is not considering making any such loans. The Company paid Mr. Rodman for professional services rendered $72,000 for each of the fiscal years ended April 30, 1998, 1997 and 1996.

On March 6, 1991, as part of a private replacement of its securities, the Company entered into lending agreements with Mr. Charles Lieberman, Mr. Ira Lamster and Mrs. Barbara Rosner whereby the Company borrowed $230,000, $32,000 and $11,500 from such persons, respectively, for a period of six months at a semiannual rate of interest of 14.5%. As an inducement for such persons to enter into such transactions, the Company agreed to sell to such persons on a restricted basis 14,286, 2,000 and 714 shares of Common Stock, respectively, for an aggregate consideration of $22,312 or approximately $1.31 per share. In April 1991, the Company entered into negotiations with Mrs. Rosner which resulted in the reduction of the Company's note to Mrs. Rosner, referred to above, from $11,500 to $1,233. In October 1991, the Company paid off $32,000 (plus accrued interest) with respect to such loans. At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to $276,000 with interest thereon at the annual rate of 10%. At April 30, 1998 such loans, after giving effect to partial repayments, amounted to approximately $236,800 including interest. Such notes, which are past due, were acquired by Medical Device Alliance, Inc. For information regarding the holdings of such company of the Company's Convertible Preferred Stock see "Security Ownership of Certain Beneficial Owners and Management."

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

*10.1 - License Agreement between the Company and Shari Lewis Enterprises, Inc. (filed with Annual Report on Form 10-K for the fiscal year ended April 30, 1991 as Exhibit 10.11)

*10.2 - License Agreement between the Company and Shari Lewis Enterprises Inc. as amended (filed with Registration Statement on Form SB-2, File No. 33-58592, effectiveness pending, as Exhibit 10.8)

*10.3 - Incentive Stock Option Plan of the Company (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as
Exhibit 10.4)

*10.4 - Loan and Security Agreement between the Company and Datatec Systems, Inc. (formerly Glasgal Communications, Inc.) (filed with Registration Statement on Form SB-2, File No. 33-58592, effectiveness pending, as Exhibit 10.15)

21 - List of Subsidiaries: Amerawell Products, Ltd., a Hong Kong corporation

23 - Auditors' Consent

24 - Power of Attorney

27 - Financial Data Schedule

----------------------------------

*Incorporated herein by reference.

(b) FINANCIAL STATEMENT SCHEDULES

      None

(c) REPORTS ON FORM 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Wyckoff, State of New Jersey on the 13th day of August 1998.

                                         DIRECT CONNECT INTERNATIONAL INC.
                                                   (Registrant)

                                         By:/s/ Peter L. Schneider
                                            ------------------------------
                                            (Peter L. Schneider, President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                     Title                               Date
    ---------                     -----                               ----

Joseph M. Salvani          Chairman of the Board and         August 13, 1998
                           Principal Executive Officer

Peter L. Schneider         President and Director            August 13, 1998

Barry A. Rosner            Vice President-Finance,           August 13, 1998
                           Treasurer and Principal
                           Financial and Accounting
                           Officer and Director

Joseph M. Salvani
Peter L. Schneider         All of the Directors              August 13, 1998
Barry A. Rosner

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