Form 10-Q
period 1998-07-31
DIRECT CONNECT INTERNATIONAL INC
filed 1998-09-17
CIK 840815

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998.
         -------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM           TO           .
              ---------    ---------


                            COMMISSION FILE NUMBER

                                     0-18288
                                     -------

                        DIRECT CONNECT INTERNATIONAL INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                22-2705223
         --------                                                ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

P.O. Box 14
Hawthorne, New Jersey                                             07507
---------------------                                             -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998: 9,062,066
                                   ---------

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                -------------------------------------------------

                                      INDEX
                                      -----

PART I.           FINANCIAL INFORMATION                               PAGE NO
-------           ---------------------                               -------

                  Item 1.           Financial Statements

                                    Condensed Consolidated
                                    Balance Sheets -
                                    July 31, 1998 and
                                    April 30, 1998                       3

                                    Condensed Statements
                                    Of Consolidated
                                    Operations - Three
                                    Months Ended July 31,
                                    1998 and July 31, 1997               4

                                    Condensed Statements
                                    Of Consolidated Cash
                                    Flows - Three Months
                                    Ended July  31, 1998
                                    and July 31, 1997                    5

                                    Notes to Financial Statements        6

                  Item 2.           Management's Discussion
                                    and Analysis of Results
                                    of Operations and
                                    Financial Condition               7 - 12

PART II.          OTHER INFORMATION
                  -----------------


                  Item 5.           Other Information                   13


                  Item 6.           Exhibits and Reports
                                    on Form 8-K                         13

                  Signatures                                            14

PART 1.     FINANCIAL INFORMATION


            ITEM 1. FINANCIAL STATEMENTS

                Direct Connect International Inc. and Subsidiary

                           Consolidated Balance Sheets

                                     ASSETS

                                                          July 31, 1998        April 30, 1998
                                                          -------------        --------------
                                                            (Unaudited)
Current assets
    Cash and cash equivalents                                 $50,289              $437,869
    Investment in Datatec, at cost                          1,075,724             1,548,107
    Prepaid expenses and other current assets                  29,233                50,265
                                                               ------                ------
                    Total current assets                    1,155,246             2,036,241
                                                            ---------             ---------

Property and equipment , at cost
    Furniture and fixtures                                      7,568                 7,568
                                                                -----                 -----
                                                                7,568                 7,568
    Less: accumulated depreciation                              7,568                 7,568
                                                                -----                 -----
                                                                    0                     0
                                                                -----                 -----

Notes receivable - officers                                   103,970                99,195
                                                              -------                ------
                                                              103,970                99,195
                                                              -------                ------

                            Total assets                   $1,259,216            $2,135,436
                                                           ==========            ==========


                 LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities
    Accounts payable                                        $295,205               $355,647
    Accrued expenses and taxes payable                       175,718                229,573
    Notes payable-other                                      966,900              2,241,362
                                                             -------              ---------
              Total current liabilities                    1,437,823              2,826,582
                                                           ---------              ---------

Stockholders' equity (deficit)

    Convertible preferred stock:
         Authorized 5,000,000 shares, $.001
         par value; issued and outstanding-
         5,000,000 shares                                    5,000                   5,000

    Common stock:
         Authorized 15,000,000 shares, $.001
         par value; issued and outstanding-
         9,062,066 shares                                    9,062                   9,062

    Capital in excess of par value                       5,163,949               5,160,949

    Accumulated deficit                                 (5,356,618)             (5,866,157)
                                                        ----------              ----------
         Total stockholders' equity (deficit)             (178,607)              (691,146)
                                                          --------               --------

         Total liabilities and stockholders'
              equity  (deficit)                         $1,259,216             $2,135,436
                                                        ==========             ==========


                Direct Connect International Inc. and Subsidiary

                      Consolidated Statements of Operations

                                                         For the
                                                   Three Months Ended
                                                  ------------------
                                              July 31,1998      July 31,1997
                                              ------------      ------------
                                                         (uaudited)

Revenues:
      Sales                                        -                   -
                                                ------              ------

Costs and expenses
      Depreciation                                 -                   6,551
      General and administrative expenses       246,058              235,484
      Less:  management fees                       -                  (6,676)
                                                -------              --------
                                                246,058              235,359
                                                -------              -------

Operating income (loss)                        (246,058)            (235,359)

Gain on sale of securities                      813,280            1,522,614

Interest income                                   1,862                  774

Interest expense                                (59,545)             (59,551)
                                                -------              -------

Net income                                     $509,539           $1,228,478
                                               ========           ==========

Earnings  per common share                        $0.03                $0.08
                                                  =====                =====



                Direct Connect International Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                                      For Three Months Ended
                                                                                      ----------------------
                                                                                 July 31, 1998      July 31, 1997
                                                                                 -------------      -------------
                                                                                           (Unaudited)

Cash flows from operating activities
          Net income                                                               $509,539            $1,228,478
                                                                                   --------            ----------
          Adjustments to reconcile net income (loss)
             to net cash provided by (used in) operating activities:
                 Depreciation                                                          -                    6,551
                 Gain on sale of Datatec stock                                     (813,280)           (1,522,614)
          (Increase) decrease  in assets
                 Accounts receivable                                                   -                    4,240
                 Prepaid expenses and other current assets                           21,032               (15,210)
          Increase (decrease) in liabilities
                 Accounts payable                                                   (60,442)               13,995
                 Accrued expenses and taxes payable                                 (53,855)               52,655
                                                                                    -------                ------

          Total adjustments                                                        (906,545)           (1,460,383)
                                                                                   --------            ----------
          Net cash (used in) operating activities                                  (397,006)             (231,905)
                                                                                   --------              --------

Cash flows from investing activities
          Notes receivable-officers, increases                                       (4,775)                 (701)
          Proceeds from sale of Datatec stock                                     1,285,663             1,999,547
          Acquisition of Datatec stock                                                 -               (1,856,325)
                                                                                  ---------            -----------
          Net cash provided by investing activities                               1,280,888               142,521
                                                                                  ---------               -------

Cash flows from financing activities
          Decrease in notes payable-officers and stockholders                          -                 (253,680)
          Increase in notes payable-other                                              -                  391,229
          Decrease in notes payable-other                                        (1,274,462)                 -
          Increase in paid in capital                                                 3,000                20,000
                                                                                      -----                ------
          Net cash (used in) provided by financing activities                    (1,271,462)              157,549
                                                                                 ----------               -------

Net increase  (decrease) in cash and cash equivalents                              (387,580)               68,165

Cash and cash equivalents at beginning of period                                    437,869                32,939
                                                                                    -------                ------
Cash and cash equivalents at end of period                                          $50,289              $101,104
                                                                                    =======              ========

Supplemental disclosure of cash flows information
          Cash paid during the three months for interest                              -                   $59,551
                                                                                    ------                -------



                        DIRECT CONNECT INTERNATIONAL INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements
                          -----------------------------

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of July 31, 1998, (b) the results of operations for the three months ended July 31, 1998 and July 31, 1997 and (c) changes in cash flows for the three months ended July 31, 1998 and July 31, 1997.

2. Refer to the audited financial statements for the fiscal year ended April 30, 1998 for details of accounting policies and accounts, none of which have changed significantly in composition since that date.

3. Financial results for the interim period ended July 31, 1998 may not be indicative of the financial results for the fiscal year ending April 30, 1999.

4. The Company has available carry forward losses applicable to the reduction of future Federal income taxes aggregating approximately $4,760,000 at December 31, 1997 and which expire during various years through 2011.

5. As reported, the Company holds shares of common stock of Glasgal Communications, Inc., now Datatec Systems, Inc. (Datatec).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


General
-------

The Company had no revenues from operations for the three months ended July 31, 1998, and unless the Company develops business opportunities or enters into management arrangements with other companies, as it has done in the past, the Company will have to sell assets to pay its obligations as they become due.

Net Sales
---------

Net sales for the three months ended July 31, 1998 and July 31, 1997 were $0.

The Company will have to develop business opportunities; however, there can be no assurance that it will be able to do so on a commercially viable basis.

At July 31, 1998, the Company did not have a backlog of orders from its customers.

Gross Profit
------------

Gross Profit percentage for the three months ended July 31, 1998 and July 31, 1997 was 0%.

Other Income
------------

Other income amounted to approximately $800,000 for the three months ended July 31, 1998 as compared to approximately $1,500,000 for the three months ended July 31, 1997. The decrease for the three month period ended July 31, 1998 was due to the difference in the number of shares and selling price in connection with the sale of Datatec shares held by the Company.

General and Administrative Expenses
-----------------------------------

For the three months ended July 31, 1998, the Company received from its management arrangement with Evolutions, Inc. (EVO) $ 0 as compared to $6,676 for the three months ended July 31, 1997, which covers the monthly reimbursement of the back office costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold to EVO. The reason for the decrease was the reduction in activity in connection with the Company's management arrangements on behalf of EVO, which terminated during April 1997.

General and administrative expenses for the three months ended July 31, 1998 were $246,058 as compared to $235,484 for the three months ended July 31, 1997. Professional fees were $31,745 for the three months ended July 31, 1998 as compared to $37,524 for the three months ended July 31, 1997.

For the three months ended July 31, 1998, salaries were $64,036 as compared to $82,807 for the three months ended July 31, 1997. Such decrease resulted from reductions in payroll.

Travel and entertainment expenses amounted to $19,224 for the three months ended July 31, 1998 as compared to $37,200 for the three months ended July 31, 1997. Such decrease resulted from the reduction in business activity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the next twelve months, in addition to meeting its operating needs, the Company will have notes payable in the amount of approximately $967,000. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company owns approximately 434,000 shares of common stock of Datatec and may, from time to time, sell a portion of such shares. There can be no assurance that the Company will be able to obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations.

To continue its business, the Company will have to seek additional financing and there can be no assurance that it will be able to obtain such financing. No assurance can be given as to the number of outstanding warrants, which represent a potential source of funds, that will be exercised. The Company is exploring alternatives to utilizing its equity investments in connection with financing its operations and developing new business opportunities. In August 1998, the Company entered into a merger agreement with Omnet Technology Corp. Under such agreement Omnet will merge into a merger-sub of the Company, and the Company will change its name to Omnet Technology Holding Corp. Each Omnet shareholder will receive for each of its Omnet shares a combination of cash, notes and the pro-rata share of 60% of the Company's issued and outstanding common stock on a fully diluted basis. The agreement is subject to receipt by the Company's Board of Directors of a fairness opinion by an independent financial consultant or investment banking firm, adequate financing to be raised (expected to approximate $8,000,000) and regulatory and shareholder approval. The Company has determined that it was not in the best interests of its shareholders to continue negotiations with Medical Device Alliance, Inc. (MDA) regarding a proposed merger between them, and, accordingly, the Company has terminated such negotiations under a non-binding letter of intent with MDA.

For the three months ended July 31, 1998 the Company used cash from operations in the amount of $397,006 as compared to using $231,905 from operations for the three months ended July 31, 1997. The Company used $1,271,467 from its financing activities for the three months ended July 31, 1998 as compared to obtaining approximately $157,549 from its financing activities for the three months ended July 31, 1997. These amounts also reflect a reduction of the Company's notes payable.

For the three months ended July 31, 1998, the Company provided $1,280,888 from its investing activities as compared to providing $142,521 for the three months ended July 31, 1997. Included in the amount for the three months ended July 31, 1998 were proceeds in the amount of $1,285,663 from the sale of 294,318 shares of Datatec stock. Cash flows for the three months ended July 31, 1997 included $1,999,547 from the sale of 493,300 shares of Datatec stock held by the Company. The Company also used $1,856,325 of such proceeds to acquire 480,000 shares of Datatec stock. In connection with the transactions involving the Datatec stock, Datatec relinquished certain options regarding the purchase of shares of such stock from the Company, and the option granted to the Company by Datatec to purchase additional shares of Datatec stock was increased.

During 1998 in consideration of providing an open line of credit of $225,000 to the Company, the Company issued to the wife of one of its officers warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.20 per share. The time for exercise of such warrants expires in 2002. At July 31, 1998, the Company's obligation under this line of credit amounted to approximately $116,100. This obligation is included under notes payable other, and is secured by 40,000 shares of Datatec common stock owned by the Company.

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

Of the proceeds received from such lending arrangements, $118,000 were used for the Company's operational expenses and an aggregate of $287,000 was loaned to two companies, evidenced by 15% and 10% promissory notes and secured by inventory and receivables. Such lending arrangements provide for an aggregate of $14,500 to be paid to the Company as an inducement fee. The notes became due in December 1997, as extended, and have not been paid. The purpose of such loans was to develop potential business opportunities with such companies. Messrs Peter Schneider and Y.S. Ling, the President and an Executive Vice President of the Company, respectively have an interest in one of such companies. Y.S. Ling is a creditor and Peter Schneider is both a creditor and a shareholder, holding less than 5% of the equity of such company. In October 1997 the Company received advances aggregating $15,600 from a company controlled by Peter Schneider.

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

At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to approximately $290,000 including interest thereon at the annual rate of 10%. The Company is obligated to pay such investor the value of the note, plus accrued interest. Such obligation was acquired by MDA, as set forth below.

The Company intends either to pay off its note obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations. In connection with the acquisition of certain outstanding notes of the Company by MDA, all of which are past due, aggregating approximately $1,600,000 at April 30, 1998, the Company delivered 228,571 shares of its Datatec stock in May 1998, in transferable form, as collateral for such obligations. The Company has been advised that all such shares were subsequently sold resulting in proceeds to MDA of approximately
$976,000 in reduction of such obligations. The Company recognized a gain of approximately $750,000 in connection with the sale of these shares.

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. The warrants expired on June 30, 1997. Such private placement was closed in two stages, the first of which involved the purchase of 52-1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. At July 31, 1997 approximately 53% of such Preferred Stock was acquired by MDA. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $.53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438,900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and (b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $ .75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from 1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant. It is expected that as a result of the proposed merger with Omnet, referred to above, there will be a further adjustment in the exercise price and the number of shares issuable upon such exercise.

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

DEFERRED INCOME TAX ASSETS
--------------------------

Deferred income tax assets as of April 30, 1997 and April 30, 1998 have been reduced to zero due to uncertainties concerning their realization.

PART II.          OTHER INFORMATION



Item 5.           Other Information

                  In June 1998, the Company's subsidiary, Amerawell Products Limited (Amerawell), commenced a lawsuit in the Superior Court of New Jersey against Toys "R" Us (TRU) for products shipped and delivered to TRU amounting to approximately $185,000, which has not been paid. TRU has answered the complaint, denying liability. TRU, in the same proceeding, named the Company as a third party defendant alleging, among other things, that the Company breached its contract with TRU regarding advertising such products and that the Company because of its relationship to Amerawell or as a result of its own conduct was liable for all the damages suffered by TRU, which were not specified. The Company's management believes that the Company has a meritorious defense.

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



Date:    September 14, 1998                 By /s/Peter L. Schneider
         ------------------                    ---------------------
                                               Peter L. Schneider
                                               President and Chief
                                               Operating Officer

Date:    September 14, 1998                By  /s/Barry A. Rosner
         ------------------                    ------------------
                                               Barry A. Rosner
                                               Treasurer and Chief
                                               Financial Officer