Form 10-Q
period 1998-10-31
DIRECT CONNECT INTERNATIONAL INC
filed 1998-12-15
CIK 840815

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998.
         ----------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM        TO        .
              -----    -----

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998: 9,062,066
                                      ---------

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                ------------------------------------------------


                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                      PAGE NO

            Item 1.       Financial Statements

                          Condensed Consolidated
                          Balance Sheets -
                          October 31, 1998 and
                          April 30, 1998                                3

                          Condensed Consolidated Statements
                          Of Operations - Three
                          Months Ended October 31,
                          1998 and October 31, 1997 and
                          Six months ended October 31, 1998
                          and October 31, 1997                          4

                          Condensed Consolidated Statements
                          Of Cash Flows - Six Months
                          Ended October 31, 1998
                          and October 31, 1997                          5

                          Notes to Financial Statements                 6

            Item 2.       Management's Discussion
                          and Analysis of Results
                          of Operations and
                          Financial Condition                         7 - 13

PART II. OTHER INFORMATION


            Item 6.       Exhibits and Reports
                          on Form 8-K                                   14

            Signatures                                                  15

       PART 1.  FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS

                Direct Connect International Inc. and Subsidiary

                           Consolidated Balance Sheets

                                                                                    ASSETS


                                                                   October 31, 1998       April 30, 1998
                                                                     -----------          --------------
                                                                      (Unaudited)

    Current assets
           Cash and cash equivalents                              $    95,162              $   437,869
           Investments in Datatec, at cost                            477,500                1,548,107
           Prepaid expenses and other current assets                    6,802                   50,265
           Note receivable Omnet Corp.                                303,793                        0
                                                                  -----------               ----------
                  Total current assets                                883,257                2,036,241
                                                                  -----------              -----------

   Property and equipment, at cost

           Furniture and fixtures                                      17,425                    7,568
           Less: accumulated depreciation                               7,568                    7,568
                                                                  -----------              -----------
                                                                        9,857                        0
                                                                  -----------              -----------

  Notes Receivable - officers                                         106,304                   99,195
                                                                  -----------              -----------
                                                                      106,304                   99,195
                                                                  -----------              -----------

                  Total assets                                    $   999,418              $ 2,135,436
                                                                  ===========              ===========


                                   LIABILITIES and STOCKHOLDERS' EQUITY


Current liabilities
           Accounts payable                                       $    329,439             $   355,647
           Accrued expenses and taxes payable                          194,750                 229,573
           Notes payable-other, current portion                        975,999               2,241,362
                                                                    -----------             -----------
                  Total current liabilities                          1,500,188               2,826,582
                                                                    -----------             -----------

Stockholders' equity
           Convertible preferred stock:
             Authorized 5,000,000 shares, $.001
             par value; issued and outstanding-
             5,000,000 shares                                            5,000                   5,000
           Common stock:
             Authorized 15,000,000 shares, $.001
             par value; issued and outstanding-
             9,062,066 shares                                            9,062                   9,062
           Capital in excess of par value                            5,160,949               5,160,949
           Accumulated deficit                                      (5,675,781)             (5,866,157)
                                                                   -----------             -----------
             Total stockholders' equity (deficit)                     (500,770)               (691,146)
                                                                   -----------             -----------
             Total liabilities and stockholders' equity           $    999,418             $ 2,135,436
                                                                   ===========             ===========




                Direct Connect International Inc. and Subsidiary

                      Consolidated Statements of Operations

                                               For the                                For the
                                           Three Months Ended                     Six months ended
                                     --------------------------------     -------------------------------------
                                      October 31,         October 31,        October 31,            October 31,
                                        1998                1997               1998                   1997
                                        ----                ----               ----                   ----
                                               (Unaudited)                              (Unaudited)
                                               -----------                              -----------

Revenues:
   Sales                                   $0                  $0                 $0                     $0
                                       ------------       ---------------     --------------        ---------------

Costs and expenses
   Depreciation                            ---               6,549                ---                   13,100
   General and administrative expenses   218,163           332,218              464,221                567,702
   Less: management fees                   ---             (35,731)               ---                  (42,407)
                                       --------------     ---------------     --------------        ---------------
                                         218,163           303,036              464,221                538,395
                                       --------------     ---------------     --------------        ---------------


Operating income (loss)                 (218,163)         (303,036)            (464,221)              (538,395)
Gain (loss) on sale of securities       (106,918)          352,934              706,362              1,875,548
Interest income                            5,568             5,954                7,430                  6,728
Other income                              15,000               277               15,000                    277
Interest expense                         (14,650)          (41,168)             (74,195)              (100,719)
                                       --------------     ---------------     --------------        ---------------
Net income  (loss)                     ($319,163)         $ 14,961            $ 190,376            $ 1,243,439
                                       ==============     ===============     ==============       ===============

Earnings (loss) per common share          ($0.04)            $0.00               $0.01                  $0.08
                                       ==============     ===============     ==============        ===============






                Direct Connect International Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                                For The Six Months Ended
                                                                     --------------------------------------------
                                                                      October 31, 1998          October 31, 1997

                                                                                      (Unaudited)
    Cash flows from operating activities
          Net income                                                       $190,376                  $1,243,439
                                                                     ------------------          ----------------
          Adjustments to reconcile net income (loss)
              to net cash provided by (used in) operating activities:
              Depreciation                                                    ---                        13,100
              Gain on sale of Datatec stock                                (706,362)                 (1,950,018)
              Loss on sale of Mark Solutions stock                            ---                        74,469
          (Increase) decrease in assets
              Accounts receivable                                             ---                         4,240
              Prepaid expenses and other current assets                      43,463                      43,990
          Increase (decrease) in liabilities
              Accounts payable                                              (26,208)                    (39,529)
              Accrued expenses and taxes payable                            (34,823)                     53,362
                                                                     ------------------          ----------------
          Total adjustments                                                (723,930)                 (1,800,386)
                                                                     ------------------          ----------------
          Net cash (used in) operating activities                          (533,554)                   (556,947)
                                                                     ------------------          ----------------


    Cash flows from investing activities
          Notes receivable-officers, increases                               (7,109)                     (2,986)
          Increase in due from IBN Inc.                                       ---                      (219,270)
          Increase in due from Funatics Inc.                                  ---                       (50,000)
          Increase in due from Omnet                                       (303,793)                       ---
          Proceeds from sale of Datatec stock                             1,776,969                   2,196,768
          Acquistion of  Datatec stock                                        ---                    (1,856,325)
          Proceeds from sale of Mark Solutions stock                          ---                        33,873
          Acquisition of equipment                                           (9,857)                       ---
                                                                     ------------------          ----------------
          Net cash provided by investing activities                       1,456,210                     102,060
                                                                     ------------------          ----------------
    Cash flows from financing activities
          Decrease in notes payable-officers and stockholders                 ---                      (253,680)
          Increase in notes payable-other                                     5,300                     755,178
          Decrease in notes payable-other                                (1,270,663)                    (39,840)
          Increase in paid in capital                                         ---                        20,000
                                                                     ------------------          ----------------
          Net cash (used in) provided by financing activities            (1,265,363)                    481,658
                                                                     ------------------          ----------------
    Net increase (decrease) in cash and cash equivalents                   (342,707)                     26,771
    Cash and cash equivalents at beginning of period                        437,869                      32,939
                                                                     ------------------          ----------------
    Cash and cash equivalents at end of period                              $95,162                     $59,710
                                                                     ==================          ================


    Supplemental disclosures of cash flows information
         Cash paid during the six months for interest                    $    ---                      $100,719
                                                                      ------------------         ----------------

                        DIRECT CONNECT INTERNATIONAL INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of October 31, 1998, (b) the results of operations for the three months and six months ended October 31, 1998 and October 31, 1997 and (c) changes in cash flows for the six months ended October 31, 1998 and October 31, 1997.

2. Refer to the audited financial statements for the fiscal year ended April 30, 1998 for details of accounting policies and accounts, none of which have changed significantly in composition since that date.

3. Financial results for the interim period ended October 31,1998 may not be indicative of the financial results for the fiscal year ending April 30,1999.
4. The Company has available carry forward losses applicable to the reduction of future Federal income taxes aggregating approximately $4,760,000 at December 31, 1997 and which expire during various years through 2012.

5. As reported, the Company holds shares of common stock of Glasgal Communications, Inc., now Datatec Systems, Inc. (Datatec).

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General
-------

The Company had no revenues from operations for the three and six months ended October 31,1998, and unless the Company develops business opportunities or enters into management arrangements with other companies, as it has done in the past, the Company will have to sell assets to pay its obligations as they become due.

Net Sales
---------

Net sales for the three and six months periods ended October 31,1998 and October 31,1997 were $0.

The Company will have to develop business opportunities; however, there can be no assurance that it will be able to do so on a commercially viable basis.

At October 31,1998, the Company did not have a backlog of orders from its customers.

Gross Profit
------------

Gross Profit percentage for the three and six months ended October 31,1998 and October 31,1997 was 0%.

Gain (Loss) on Sale of Securities, Interest Income and Other Income
-------------------------------------------------------------------


Gain (Loss) on sale of securities, interest income and other income amounted to approximately ($86,350) and $728,792 for the three and six months ended October 31,1998 as compared to approximately $360,000 and $1,880,000 for the three and six months ended October 31,1997. The decrease for the three month period ended October 31,1998 was due to the difference in the number of shares and selling price in connection with the sale of Datatec shares held by the Company which were sold at a loss.

General and Administrative Expenses
-----------------------------------

For the three and six months ended October 31,1998, the Company received from its management arrangement with Evolutions, Inc. (EVO) $0 as compared to $35,731 and $42,407 for the three and six months ended October 31,1997, which covers the monthly reimbursement of the back office costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold to EVO. The reason for the decrease was the reduction in activity in connection with the Company's management arrangements on behalf of EVO, which terminated during April 1997.

General and administrative expenses for the three and six months ended October 31,1998 were $218,163 and $464,221 as compared to $332,218 and $567,902 for the three and six months ended October 31,1997. Professional fees were $36,615 and $68,360 for the three and six months ended October 31,1998 as compared to $36,459 and $73,983 for the three and six months ended October 31, 1997.

For the three and six months ended October 31,1998, salaries were $97,150 and $161,185 as compared to $191,883 and $274,690 for the three and six months ended October 31,1997. Such decrease resulted from reductions in payroll.

Travel and entertainment expenses amounted to $14,322 and $33,546 for the three and six months ended October 31, 1998 as compared to $9,637 and $46,844 for the three and six months ended October 31,1997. Such overall decrease resulted from the reduction in business activity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


During the next twelve months, in addition to meeting its operating needs, the Company will have notes payable in the amount of approximately $975,999. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company owns approximately 284,000 shares of common stock of Datatec and may, from time to time, sell a portion of such shares. There can be no assurance that the Company will be able to obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations.

To continue its business, the Company will have to seek additional financing and there can be no assurance that it will be able to obtain such financing. No assurance can be given as to the number of outstanding warrants, which represent a potential source of funds, that will be exercised. The Company is exploring alternatives to utilizing its equity investments in connection with financing its operations and developing new business opportunities. In August 1998, the Company entered into a merger agreement with Omnet Technology Corp. Under such agreement, Omnet would merge into a merger-sub of the Company, and the Company would change its name to Omnet Technology Holding Corp. Each Omnet shareholder would receive for each of its Omnet shares a combination of cash, notes and the pro-rata share of 60% of the Company's issued and outstanding common stock on a fully diluted basis. The agreement was subject to receipt by the Company's Board of Directors of a fairness opinion by an independent financial consultant or investment banking firm, adequate financing to be raised (expected to approximate $8,000,000) and shareholder approval. The Company has determined that it was not in the best interests of its shareholders to continue negotiations with Medical Device Alliance, Inc. (MDA) regarding a proposed merger between them and, accordingly, the Company has terminated such negotiations under a non-binding letter of intent with MDA.

In November 1998, the Company and Omnet mutually terminated their merger agreement. The Company is the holder of a note issued by Omnet in the principal amount of $300,000 with interest at the rate of six and one-half percent (6-1/2%) per annum. The note is due on August 19, 1999 and is guaranteed by principal stockholders of Omnet.

For the six months ended October 31,1998 the Company used cash from operations in the amount of $533,554 as compared to using $556,947 from operations for the six months ended October 31,1997. The Company used $1,265,363 from its financing activities due to a reduction in the Company's notes payable for the six months ended October 31,1998. During the six months ended October 31, 1997, the Company obtained approximately $481,658 from its financing activities.

For the six months ended October 31,1998, cash of $1,456,210 from the Company's investing activities was provided as compared to providing $102,060 for the six months ended October 31, 1997. Included in the amount for the six months ended October 31,1998 were proceeds in the amount of $1,776,969 from the sale of 448,271 shares of Datatec stock. Cash flows for the six months ended October 31,1997 included $2,196,768 from the sale of 565,522 shares of Datatec stock held by the Company. The Company also used $1,856,325 of such proceeds to acquire 480,000 shares of Datatec stock. In connection with the transactions involving the Datatec stock, Datatec relinquished certain options regarding the purchase of shares of such stock from the Company, and the option granted to the Company by Datatec to purchase additional shares of Datatec stock was increased.


During 1998 in consideration of providing an open line of credit of $225,000 to the Company, the Company issued to the wife of one of its officers warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.20 per share. The time for exercise of such warrants expires in 2002. At October 31,1998, the Company's obligation under this line of credit amounted to approximately $120,000. This obligation is included under notes payable other, and is secured by 40,000 shares of Datatec common stock owned by the Company.

In September 1997, the Company entered into a lending arrangement with an individual lender whereby the Company issued secured promissory notes in the aggregate principal amount of $250,000. Such notes are secured by a total of 62,000 shares of Datatec common stock and bear interest at the rate of 10% per annum and became due in November 1997, as extended. As an inducement for making the loans, the Company agreed to pay such lender $30,000 as an inducement fee. Such notes have been paid.

Of the proceeds received from such lending arrangements, $118,000 were used for the Company's operational expenses and an aggregate of $287,500 was loaned to two companies, evidenced by 15% and 10% promissory notes and secured by inventory and receivables. Such lending arrangements provide for an aggregate of $14,500 to be paid to the Company as an inducement fee. The notes became due in December 1997, as extended, and have not been paid. The purpose of such loans was to develop potential business opportunities with such companies. Messrs. Peter Schneider and Y.S. Ling, the President and an Executive Vice President of the Company, respectively, have an interest in one of such companies. Y.S. Ling is a creditor and Peter Schneider is both a creditor and stockholder, holding less than 5% of the equity of such company. In October 1998, the Company, which had previously written off certain indebtedness (amounting to approximately
$200,000) from such company, agreed to accept $60,000 in full settlement thereof. The Company has been paid $30,000 with respect to this settlement. In October 1997, the Company received advances aggregating $15,600 from a company controlled by Peter Schneider.

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

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. The warrants expired on June 30, 1997. Such private placement was closed in two stages, the first of which involved the purchase of 52-1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. At July 31, 1997 approximately 53% of such Preferred Stock was acquired by MDA. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $.53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438,900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and (b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $ .75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from 1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant. As a result of the proposed merger with Image Technology Corp., referred to below, there may be a further adjustment in the exercise price and the number of shares issuable upon such exercise.

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

In November 1993, the Company issued to several investors secured promissory notes aggregating $500,000 with interest thereon at the annual rate of 8%. Such notes were secured by all the assets of the Company and matured on September 30, 1994, as extended, and were paid off on October 6, 1994. As an inducement for such investors to make such loan, the Company issued to such investors warrants, which expired on November 23, 1998, to purchase an aggregate of 750,000 shares of Common Stock at an exercise price of $ .05 per share, as adjusted ("1993 Warrants"). The proceeds from such transaction were loaned to Datatec to fulfill certain commitments to Datatec. As an inducement to extend the maturity date of such notes to September 30, 1994, the Company issued an aggregate of 500,000 additional warrants ("1994 Warrants") to the holders of such notes on the same terms and conditions as the 1993 Warrants except that the exercise price of the 1994 Warrants is $ .20 per share. The time for exercise of the 1994 Warrants expired on November 23, 1998.

On December 1, 1998, the Company signed a merger agreement (the Agreement) with Image Technology Corp. (Image) whereby the Company will merge into a subsidiary of Image, and the Company will become the surviving corporation. Shareholders of the Company will receive, subject to adjustment, an aggregate of approximately 25% of Image's issued and outstanding common stock.

The Agreement is subject to receipt by the Company's Board of Directors of a fairness opinion by an independent financial consultant or investment banking firm and shareholder approval. The Agreement is also subject to approval of Image's shareholders.

In anticipation of the proposed merger, the Company will loan Image, for working capital purposes, the principal amount of $260,000 with interest at the rate of six and one-half percent (6-1/2%) per annum. The promissory note, dated November 30, 1998, evidencing the obligation is due, in the event that the Agreement is terminated by Image, on or before the 30th day after such termination.

The Agreement provides that at the time of filing of the Certificate of Merger in Delaware, the Company will have at least $1,000,000 of unrestricted free cash together with a sufficient sum of liquid tangible assets to pay all outstanding liabilities and all other fees of the Company in connection with the merger. In addition, Image will use its best efforts to raise a minimum of $2,000,000 of additional capital during the period ending September 30, 1999. If Image fails to raise such additional capital, then the holders of Image's common stock, at the date of execution of the Agreement, will be entitled to increase their aggregate holdings so as to be equivalent to 85% of the outstanding shares of Image common stock at the time of filing of the Certificate of Merger.

Image's principal business is conducted through Court Record Services, Inc. which is one of the leading providers of Records and Briefs for the Federal Courts of Appeal and the U.S. Supreme Court to law libraries and the legal profession. Image has significant assets in its vast collections of microfilmed and digitized Records and Briefs of the U.S. Federal Courts of Appeal and the U.S. Supreme Court. The collection also includes cases for appellate courts of the states of New York and Pennsylvania. These assets enable Image through its CourtRecordServices.com web site to offer Records and Briefs instantaneously through the Internet to the attorney, professor or law librarian who requires such information.

The assets of the Company will assist Image to achieve its goal of becoming the proprietary supplier of judicial Records and Briefs over the Internet.

DEFERRED INCOME TAX ASSETS
--------------------------

Deferred income tax assets as of April 30,1998 and October 31,1998 have been reduced to zero due to uncertainties concerning their realization.

PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

                  Exhibits:

                           Financial Data Schedule

                  Reports on Form 8-K:

                           Form 8-K, dated August 20, 1998, regarding a proposed merger between the Company and Omnet Technology Corp.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DIRECT CONNECT INTERNATIONAL INC.
                                                   (Registrant)



Date:    December 14, 1998                       By /s/Peter L. Schneider
                                                    ---------------------
                                                       Peter L. Schneider
                                                       President and Chief
                                                       Operating Officer

Date:    December 14, 1998                       By /s/Barry A. Rosner
                                                    ------------------
                                                       Barry A. Rosner
                                                       Treasurer and Chief
                                                       Financial Officer