Form 10-Q
period 1999-01-31
DIRECT CONNECT INTERNATIONAL INC
filed 1999-03-15
CIK 840815

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31,1999.
         ----------------
                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM       TO     .
              -----   -----


                             COMMISSION FILE NUMBER

                                     0-18288

                        DIRECT CONNECT INTERNATIONAL INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         22-2705223
         --------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)

637 Wyckoff Avenue #194
Wyckoff, New Jersey                                          07481
-------------------                                          -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1999: 9,062,066
                                      ---------

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                ------------------------------------------------


                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                     PAGE NO

           Item 1.    Financial Statements

                      Condensed Consolidated
                      Balance Sheets -
                      January 31, 1999 and
                      April 30, 1998                                  3

                      Condensed Consolidated
                      Statements of
                      Operations - Three
                      Months Ended January 31,
                      1999 and January 31, 1998 and                   4
                      Nine months ended January 31, 1999
                      and January 31, 1998

                      Condensed Consolidated
                      Statements of Cash
                      Flows - Nine Months
                      Ended January 31, 1999
                      and January 31, 1998                            5

                      Notes to Financial Statements                   6

           Item 2.    Management's Discussion
                      and Analysis of Results
                      of Operations and
                      Financial Condition                           7 - 13

PART II. OTHER INFORMATION


           Item 6.    Exhibits and Reports
                      on Form 8-K                                     14


           Signatures                                                 15

      PART 1.          FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS

                Direct Connect International Inc. and Subsidiary
                           Consolidated Balance Sheets

                                   (Unaudited)

                                                               ASSETS

                                                January 31, 1999  April 30, 1998
                                                ----------------  --------------

Current assets

     Cash and cash equivalents                       $51,341       $437,869
     Investments in Datatec, at cost                 264,815      1,548,107
     Prepaid expenses and other current assets           100         50,265
     Notes receivable Omnet Corp.                    308,708              0
     Notes receivable Image Tech. Corp.               50,000              0
                                                     ---------------------------
                     Total current assets            674,964      2,036,241
                                                     ---------------------------

Property and equipment , at cost
     Furniture and fixtures                           17,425          7,568
     Less: accumulated depreciation                    7,568          7,568
                                                     ---------------------------
                                                       9,857              0
                                                     ---------------------------

Notes Receivable - officers                          108,585         99,195
                                                     ---------------------------
                                                     108,585         99,195
                                                     ===========================
                     Total assets                   $793,406     $2,135,436
                                                     ===========================

                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
       Accounts payable                              $317,689      $355,647
       Accrued expenses and taxes payable             220,475       229,573
       Notes payable-other,  current portion          955,761     2,241,362
       Notes payable-officer                           30,000             0
                                                    ----------------------------
                     Total current liabilities      1,523,925      2,826,582
                                                    ----------------------------
Stockholders'equity
       Convertible preferred stock:
            Authorized 5,000,000 shares, $.001
            par value; issued and outstanding-
            5,000,000 shares                           5,000          5,000
       Common stock:
            Authorized 15,000,000 shares, $.001
            par value; issued and outstanding-
            9,062,066 shares                           9,062          9,062
       Capital in excess of par value              5,160,949      5,160,949
       Accumulated deficit                        (5,905,530)    (5,866,157)
                                                  ------------------------------
            Total stockholders' equity              (730,519)      (691,146)
                                                  ------------------------------
            Total liabilities and stockholders'
                  equity                            $793,406     $2,135,436
                                                  ==============================





                                   Direct Connect International Inc. and Subsidiary
                                       Consolidated Statements of Operations

                                           For the                       For the
                                       Three Months Ended         Nine Months Ended
                                      -------------------         ------------------
                                     January 31     January 31    January 31    January 31
                                        1999           1998          1999          1998
                                        ----           ----          ----          ----
                                            (Unaudited)                  (Unaudited)
                                            -----------                  -----------

Revenues:
   Sales                                 $0             $0             $0            $0
                                    ------------   ------------    ------------  ------------

Costs and expenses
   Depreciation                          ---           6,549           ---           19,649
   General and administrative expenses 253,509       247,529         717,730        815,231
   Less: management fees                 ---           ---             ---          (42,407)
                                    ------------   ------------    ------------  ------------
                                       253,509       254,078         717,730        792,473
                                    ------------   ------------    ------------  ------------

Operating income (loss)               (253,509)     (254,078)       (717,730)      (792,473)
Gain (loss) on sale of securities      (10,754)      156,888         695,608      2,032,436
Interest income                          6,810        12,031          14,240         18,759
Other income                            45,000         ---            60,000            277
Interest expense                       (17,296)      (44,913)        (91,491)      (145,632)
                                    ------------   ------------    ------------  ------------
Net income (loss)                     (229,749)      (130,072)       (39,373)     1,113,367
                                    ============   ============    ============  ============

Earnings (loss) per common share       ($0.03)        ($0.01)        ($0.00)         $0.07
                                    ============   ============    ============  ============
















                 Direct Connect International Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

                                                                   For The Nine Months Ended
                                                            ---------------------------------------
                                                            January 31, 1999      January 31, 1998
                                                            ----------------      ----------------
                                                                           (Unaudited)

Cash flows from operating activities
      Net income                                                ($39,373)             $1,113,367
                                                          ------------------     ------------------
      Adjustments to reconcile net income (loss)
         to net cash provided by (used in)operating activities:
         Depreciation                                              ---                    19,650
         Gain on sale of Datatec stock                         (695,608)              (2,106,905)
         Loss on sale of Mark Solutions stock                      ---                    74,469
      Decrease (increase) in assets
         Accounts receivable                                       ---                    14,990
         Prepaid expenses and other current assets               50,165                   54,478
      Increase (decrease) in liabilities
         Accounts payable                                       (37,958)                  13,318
         Accrued expenses and taxes payable                      (9,098)                  26,141
                                                           ------------------    ------------------
      Total adjustments                                        (692,499)              (1,903,859)
                                                           ------------------    ------------------
      Net cash (used in) operating activities                  (731,872)                (790,492)
                                                           ------------------    ------------------

Cash flow from investing activities
      Notes receivable-officers, increase                        (9,390)                  (5,443)
      Proceeds from sale of Datatec stock                     1,978,900                2,396,189
      Increase in due from IBN, Inc.                              ---                    227,399
      Increase in due from Funatics, Inc.                         ---                     59,304
      Increase in due from Omnet                               (358,708)                   ---
      Disposal of molds, tools, and dies                          ---                      5,375
      Acquisition of office equipment                            (9,857)                   ---
      Acquisition of Datatec stock                                ---                 (1,856,325)
      Proceeds from sale of Mark Solutions stock                  ---                     33,873
                                                           ------------------    ------------------
      Net cash provided by  investing activities              1,600,945                  860,372
                                                           ------------------    ------------------
Cash flows from financing activities
      Decrease in notes payable -officer and stockholders         ---                   (253,680)
      Increase in notes payable-officer                          30,000                    ---
      Increase in notes payable-other                            91,440                  784,421
      Decrease in notes payable-other                        (1,377,041)                 (51,004)
      Increase in paid in capital                                 ---                     20,000
                                                           ------------------    ------------------
      Net cash provided by (used in) by financing activities (1,255,601)                 499,737
                                                           ------------------    ------------------
Net increase (decrease) in cash and cash  equivalents          (386,528)                 569,617
Cash and cash equivalents at beginning of period                437,869                   32,939
                                                           ------------------    ------------------
Cash and cash equivalents at end of period                      $51,341                 $602,556
                                                           ==================    ==================

Supplemental disclosure of a cash flows information
     Cash paid during the nine months for interest
                                                               $237,344                 $  ---
                                                          --------------------   ------------------


                           DIRECT CONNECT INTERNATIONAL INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of January 31, 1999, (b) the results of operations for the three months and nine months ended January 31, 1999 and January 31, 1998 and (c) changes in cash flows for the nine months ended January 31, 1999 and January 31, 1998.

2. Refer to the audited financial statements for the fiscal year ended April 30, 1998 for details of accounting policies and accounts, none of which have changed significantly in composition since that date.

3. Financial results for the interim period ended January 31, 1999 may not be indicative of the financial results for the fiscal year ending April 30,1999.

4. The Company has available carry forward losses applicable to the reduction of future Federal income taxes aggregating approximately $4,680,000 at December 31, 1998 and which expire during various years through 2012.

5. As reported, the Company holds shares of common stock of Glasgal Communications, Inc., now Datatec Systems, Inc. (Datatec).

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General
-------

The Company had no revenues from operations for the three and nine months ended January 31,1999, and unless the Company develops business opportunities or enters into management arrangements with other companies, as it has done in the past, the Company will have to sell assets to pay its obligations as they become due.

Net Sales
---------

Net sales for the three and nine months periods ended January 31,1999 were $0, and $0 for the same periods in the prior fiscal year.

The Company will have to develop business opportunities; however, there can be no assurance that it will be able to do so on a commercially viable basis.

At January 31,1999, the Company did not have a backlog of orders from its customers.

Gross Profit
------------

Gross Profit percentage for the three months ended January 31,1999 was 0%.

Gain (Loss) on Sale of Securities, Interest Income and Other Income
-------------------------------------------------------------------

Gain (loss) on sale of securities, interest income and other income amounted to approximately ($41,056) and $769,848 for the three and nine months ended January 31,1999 as compared to approximately $169,000 and $2,051,000 for the three and nine months ended January 31,1998. The decrease for the three month and nine month period ended January 31,1999 was due to the difference in the number of shares and selling price in connection with the sale of Datatec shares held by the Company, which were sold at a loss.

General and Administrative Expenses
-----------------------------------

For the three and nine months ended January 31,1999, the Company received from its management arrangement with Evolutions, Inc. (EVO) $0 as compared to $0 and $42,407 for the three and nine months ended January 31,1998, which covers the monthly reimbursement of the back office costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold to EVO. The reason for the decrease was the reduction in activity in connection with the Company's management arrangements on behalf of EVO, which terminated during April 1997.

General and administrative expenses for the three and nine months ended January 31,1999 were $253,509 and $717,730 as compared to $247,529 and $815,231 for the three and nine months ended January 31,1998. Professional fees were $42,940 and $111,300 for the three and nine months ended January 31,1999 as compared to $24,844 and $98,326 for the three and nine months ended January 31, 1998. The increases were due to additional services required to explore various business opportunities.

For the three and nine months ended January 31,1999, salaries were $114,033 and $312,047 as compared to $107,295 and $381,985 for the three and nine months ended January 31,1998. Such decrease for the nine month period resulted from reductions in payroll.

Travel and entertainment expenses amounted to $17,511 and $51,057 for the three and nine months ended January 31, 1999 as compared to $22,538 and $69,382 for the three and nine months ended January 31,1998. Such overall decrease resulted from the reduction in business activity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the next twelve months, in addition to meeting its operating needs, the Company will have notes payable in the amount of approximately $986,100. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company owns approximately 225,047 shares of common stock of Datatec and may, from time to time, sell a portion of such shares. There can be no assurance that the Company will be able to obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations.

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

Image's principal business is conducted through Court Record Services, Inc., which is one of the leading providers of Records and Briefs for the Federal Courts of Appeal and the U.S. Supreme Court to law libraries and the legal profession. Image has significant assets in its vast collections of microfilmed and digitized Records and Briefs of the U.S. Federal Courts of Appeal and the

U.S. Supreme Court. The collection also includes cases for appellate courts of the states of New York and Pennsylvania. These assets enable Image through its CourtRecordServices.com web site to offer Records and Briefs instantaneously through the Internet to the attorney, professor or law librarian who requires such information.

The assets of the Company will assist Image to achieve its goal of becoming the proprietary supplier of judicial Records and Briefs over the Internet.

In November 1998, the Company and Omnet Technology Corp. (Omnet) mutually terminated their merger agreement. The Company is the holder of a note issued by Omnet in the principal amount of $300,000 with interest at the rate of six and one-half percent (6-1/2%) per annum. The note is due on August 19, 1999 and is guaranteed by principal stockholders of Omnet.

For the nine months ended January 31,1999 the Company used cash from operations in the amount of $731,872 as compared to using $790,492 from operations for the nine months ended January 31,1998. The Company used $1,255,601 from its financing activities due to a reduction in the Company's notes payable for the nine months ended January 31,1999. During the nine months ended January 31, 1998, the Company obtained approximately $499,737 from its financing activities.

For the nine months ended January 31,1999, cash of $1,600,945 from the Company's investing activities was provided as compared to providing $286,966 for the nine months ended January 31, 1998. Included in the amount for the nine months ended January 31,1999 were proceeds in the amount of $1,978,900 from the sale of 503,271 shares of Datatec stock. Cash flows for the nine months ended January 31,1998 included $2,396,189 from the sale of 256,667 shares of Datatec stock held by the Company. The Company also used $1,856,325 of such proceeds to acquire 480,000 shares of Datatec stock. In connection with the transactions involving the Datatec stock, Datatec relinquished certain options regarding the purchase of shares of such stock from the Company, and the option granted to the Company by Datatec to purchase additional shares of Datatec stock was increased.

During 1998 in consideration of providing an open line of credit of $225,000 to the Company, the Company issued to the wife of one of its officers warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.20 per share. The time for exercise of such warrants expires in 2002. At January 31,1999, the Company's obligation under this line of credit amounted to approximately $90,000. This obligation is included under notes payable other, and is secured by 40,000 shares of Datatec common stock owned by the Company.

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

Of the proceeds received from such lending arrangements, $118,000 were used for the Company's operational expenses and an aggregate of $287,500 was loaned to two companies, evidenced by 15% and 10% promissory notes and secured by inventory and receivables. Such lending arrangements provide for an aggregate of $14,500 to be paid to the Company as an inducement fee. The notes became due in December 1997, as extended, and have not been paid. The purpose of such loans was to develop potential business opportunities with such companies. Messrs. Peter Schneider and Y.S. Ling, the President and an Executive Vice President of the Company, respectively, have an interest in one of such companies. Y.S. Ling is a creditor and Peter Schneider is both a creditor and stockholder, holding less than 5% of the equity of such company. In October 1998, the Company, which had previously written off certain indebtedness (amounting to approximately
$200,000) from such company, agreed to accept $60,000 in full settlement thereof, which has been paid. In October 1997, the Company received advances aggregating $15,600 from a company controlled by Peter Schneider.

In October 1995 the Company issued to two individual lenders promissory notes in the aggregate principal amount of $350,000. Such notes bear interest at the rate of 10% per annum and became due on October 15, 1996. As an inducement for the noteholders to make the $350,000 loan to the Company, the Company agreed to deliver to such holders an aggregate of 19,444 shares of Datatec common stock held by the Company and to deliver to such holders (a) warrants to purchase for a period of twenty-four months an aggregate of 19,444 shares of Datatec common stock held by the Company at an exercise price of $2.00 per share, as adjusted, which were exercised and (b) warrants to purchase for a period of twenty-four months an aggregate of 38,880 shares of the Company's common stock at an exercise price of $ .20 per share. The time for exercise of such warrants has been extended for an indefinite period. The Company in 1998 recognized a gain of approximately $100,000 as a result of these transactions.

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

At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to approximately $290,000 including interest thereon at the annual rate of 10%. The Company is obligated to pay such investor the value of the note, plus accrued interest. Such obligation was acquired by Medical Device Alliance, Inc. (MDA), as set forth below.

The Company intends either to pay off its note obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations. In connection with the acquisition of certain outstanding notes of the Company by MDA, all of which are past due, aggregating approximately $651,000 at January 31, 1999, the Company delivered 228,571 shares of its Datatec stock in May 1998, in transferable form, as collateral for such obligations. The Company has been advised that all such shares were subsequently sold resulting in proceeds to MDA of approximately
$976,000 in reduction of such obligations. The Company recognized a gain of approximately $750,000 in connection with the sale of these shares.

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. The warrants expired on June 30, 1997. Such private placement was closed in two stages, the first of which involved the purchase of 52-1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. At July 31, 1997 approximately 53% of such Preferred Stock was acquired by MDA. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $.53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438,900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and (b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $ .75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from 1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant. As a result of the proposed merger with Image Technology Corp., referred to herein, there may be a further adjustment in the exercise price and the number of shares issuable upon such exercise.

The Company entered into a common stock purchase agreement (the "Agreement") with Datatec governing certain equity investments which the Company has made, and in the future intends to make, in Datatec common stock. Pursuant to the Agreement, in January 1994 the Company converted outstanding indebtedness of Datatec owed to the Company into equity of Datatec which, upon consummation of the Datatec merger with Sellectek Incorporated, resulted in the Company owning approximately 28% of the outstanding shares of Datatec or 18.5% on a fully diluted basis. In addition, the Agreement gives Datatec the right to require the Company to purchase an additional number of shares of common stock of Datatec equal to 13.5% of the then outstanding shares (the "Additional Shares"), or 10% on a fully diluted basis, for an aggregate of approximately $8.4 million after giving effect to certain fees (the "Additional DCI Investment"). Datatec may require this purchase if, and then only to the extent that, the Company receives proceeds from the exercise of existing Company warrants. There can be no assurance that any or all of such warrants will be exercised. The Company has issued warrants to the public to purchase 6,448,517 shares of Common Stock at $.53 per share and warrants to purchase 3,438,900 shares of Common Stock at $.75 per share. Such warrants will expire on March 31, 1999, as extended. The Company has the right to retain the first $500,000 of warrant exercise proceeds; however, such amount must be used by the Company to purchase shares of Datatec common stock, if the aggregate amount of warrant exercise proceeds applied to the purchase of Datatec common stock, after the earlier of the expiration of exercise of all warrants or 24 months after the effectiveness of the registration statement covering the Common Stock underlying the warrants, is less than $8.4 million. In view of the fact that, at the present time and throughout 1998, the price of the Common Stock has been below the exercise price of the warrants, it is impossible to predict the timing of exercise of any of the outstanding warrants, or if such warrants will ever be exercised. The Company anticipates such an event will not arise for at least two years and that, should such eventuality arise, the Company will attempt to meet such obligation either through loans (which may be secured by all or a portion of its Datatec equity), equity financings or some combination thereof. If Datatec does not require the Additional DCI Investment, the Company may still purchase, on the same terms, the Additional Shares.

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

DEFERRED INCOME TAX ASSETS
--------------------------

Deferred income tax assets as of April 30,1998 and January 31,1999 have been reduced to zero due to uncertainties concerning their realization.

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

                  Exhibits:

                           Financial Data Schedule

                  Reports on Form 8-K:

                           Form  8-K,  dated  November  30,  1998,  regarding  a
                           proposed   merger   between  the  Company  and  Image
                           Technology Corp.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DIRECT CONNECT INTERNATIONAL INC.
                                                 (Registrant)



Date:    March 12, 1999                         By /s/Peter L. Schneider
         --------------                            ---------------------
                                                      Peter L. Schneider
                                                      President and Chief
                                                      Operating Officer

Date:    March 12, 1999                         By/s/Barry A. Rosner
         --------------                            ---------------------
                                                      Barry A. Rosner
                                                      Treasurer and Chief
                                                      Financial Officer