Form 10-K
period 1999-04-30
DIRECT CONNECT INTERNATIONAL INC
filed 1999-10-01
CIK 840815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                    For the Fiscal Year Ended April 30, 1999
                                       OR
              Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                        For the transition period from   to
                                                      ---  ---
                         Commission File Number 0-18288

                        DIRECT CONNECT INTERNATIONAL INC.
                        ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      22-2705223
           -------------------                           ----------
           (State or other jurisdiction of               (IRS Employer
           incorporation or organization)                 I.D. No.)

           637 Wyckoff Ave. #194, Wyckoff, New Jersey    07481
           ------------------------------------------    -----
          (Address of Principal Executive Offices)       (Zip Code)

       Registrant's telephone number, including area code: (201) 445-2101
                                                           --------------
                                     ---

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units consisting of shares of Common Stock and Class A Warrants, Common Stock, par value $.001 per share, Class A Warrants and Class B Warrants.

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

                                     ---

As of September 20, 1999, there were 9,062,066 shares of Common Stock, par value $.001 per share, outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 20, 1999 was approximately $638,200.

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                TABLE OF CONTENTS

PART  I

ITEM 1.        BUSINESS......................................................1
ITEM 2.        PROPERTIES....................................................5
ITEM 3.        LEGAL PROCEEDINGS.............................................5
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........5

PART  II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS.......................................6
ITEM 6.        SELECTED FINANCIAL DATA.......................................8
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS......................9-16
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE
                   ABOUT MARKET RISK........................................16
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................17-35
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE......................36

PART  III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........36
ITEM 11.       EXECUTIVE COMPENSATION.......................................38
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT...............................................41
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............42

PART  IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K..............................................44
               SIGNATURES...................................................45

                                     PART I
ITEM 1.  BUSINESS

The Company has not developed or marketed any product lines during the fiscal years ended April 30, 1998 and April 30, 1999. The Company believes that its ability to succeed will be dependent upon, among other things, entering into a business combination with a company which may not necessarily be operating in the toy business or the management of toy properties owned by other companies. There can be no assurance that the Company will be able to enter into such a business combination or manage toy properties owned by other companies during the next twelve months.

In that connection, the Company signed a merger agreement, dated as of November 30, 1998 (the Agreement), with Image Technology Corp. (Image) whereby the Company will merge into a subsidiary of Image, and the Company will become the surviving corporation. The Company's shareholders are expected to receive, subject to adjustment, approximately 25% of Image's issued and outstanding common stock after the merger.

The Agreement is subject to receipt by the Company's Board of Directors of a fairness opinion by an independent financial consultant or investment banking firm and shareholder approval. The Agreement is also subject to approval of Image's shareholders.

In anticipation of the proposed merger, the Company will loan Image, for working capital purposes, the principal amount of $260,000 with interest at the rate of six and one-half percent (6-1/2%) per annum. The promissory note, dated November 30, 1998, evidencing the obligation is due, in the event that the Agreement is terminated, on or before the 30th day after such termination.

The Agreement provides that at the time of filing of the Certificate of Merger in Delaware, the Company will have at least $1,000,000 of unrestricted free cash together with a sufficient sum of liquid tangible assets to pay all outstanding liabilities and all other fees of the Company in connection with the merger. In addition, Image will use its best efforts to raise a minimum of $2,000,000 of additional capital during the period ending September 30, 1999. If Image fails to raise such additional capital, then the holders of Image's common stock, at the date of execution of the Agreement, will be entitled to increase their aggregate holdings so as to be equivalent to 85% of the outstanding shares of Image common stock at the time of filing of the Certificate of Merger, thereby reducing the holdings of the Company's shareholders of Image common stock after the merger from 25% to 15%.

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

The Company and Omnet Technology Corporation have mutually agreed to terminate their prior merger agreement.

BUSINESS HISTORY
Direct Connect International Inc.(together with its subsidiary hereinafter referred to as the Company) has been involved in the toy business since its inception. The Company in the past designed, developed, marketed and distributed a variety of infant, preschool and girls toy products which were manufactured in the Far East. The Company had an exclusive license agreement to sell stuffed plush toy/puppets and other products for characters featured in the Shari Lewis television program "Lamb Chop's Play Along (Registered Trademark)" - Lamb Chop (Registered Trademark), Charlie Horse (Registered Trademark), and Hush Puppy
(Registered Trademark) which expired on December 31, 1996. The Company's products were sold at retail prices ranging from $1.50 to $30.00 and were distributed to major toy, discount department stores, drug chains and catalog companies, such as Toys R Us, Kmart, WalMart, F.A.O. Schwarz, Ames Department Stores, Bradlees, Hills Department Stores, Walgreen Drug Stores, Thrift Drug Stores and KayBee.

MANUFACTURING

The Company does not manufacture any toy products. The Company has contracted, through Amerawell Products, Ltd., its Hong Kong subsidiary, for the manufacture of products by third parties, primarily in China and Hong Kong. Amerawell Products, Ltd. was organized in January 1987 by Messrs. Peter
Schneider and Y.S. Ling to provide manufacturing and product development services. Contracting decisions were made on the basis of price (including freight charges and customs duties), availability of payment terms, quality, reliability and the ability to meet the Company's timing requirements for production in relation to delivery schedules. The Company believed that its traditional manufacturing arrangements were advantageous to the Company in providing quality products at reasonable prices, with prompt response to orders. The Company incurred none of the fixed costs involved in owning its own factories, and the flexibility provided by this arrangement allowed the Company to seek out the best manufacturing terms available. However, the use of third party manufacturers reduced the Company's ability to control directly the timing and quality of the manufacturing process. Throughout its history the Company did not experience any material delays in the delivery of its products or any material defects in its products. Substantially all contracted manufacturing services were paid by either letter of credit or telegraphic transfer only upon the proper fulfillment of terms established by the Company such as adhering to product quality,design,packaging and shipping standards and proper documentation relating thereto. All product purchases were made and paid for in U.S. dollars.

The Company is not a party to any long-term contractual or other arrangements with any specific supplier. A substantial portion of the Company's products were produced by one manufacturer, either Toy World Company, Ltd. ("Toy World") or Well World Toy Co., Ltd. ("Well World"), the principal owner of each company is Y.S. Ling, a principal stockholder of the Company and one of its executive officers. Either Toy World or Well World provided product development and contract manufacturing services for the Company. The Company paid either Toy World or Well World approximately $0, $0, and $305,000, during the fiscal years ended April 30, 1999, 1998 and 1997, respectively, for the manufacture of products F.O.B. Far East port cost, and approximately $0, $18,000, and $24,000 during the fiscal years ended April 30, 1999, 1998, and 1997, respectively, for product development expenses. The Company does not believe that it will require manufacturing services from either Toy World or Well World during the current fiscal year. The Company does not believe that it will require product development services from either Toy World or Well World during the current fiscal year. The Company arranged for the making of its products with various manufacturers who, in turn, subcontracted for the manufacture of components of these products with unaffiliated third parties also located in the Far East. These companies use the Company's tools and molds. The Company's policy was to utilize more than one manufacturer to produce a single product if high volume demand existed. The Company's ability to have its products manufactured in the Far East could be affected by political or economic disruptions, including labor strikes and disruptions in the shipping industries. The Company did not experience any difficulties in arranging for the manufacture of its products in Hong Kong and China. The Company believes the current political and economic climate in those areas is such that it is confident about the efficiency and effectiveness of the manufacturing process. The Company did not experience any problems as a result of any political or economic disruptions in the Far East.

The principal raw materials used in the production and sale of the Company's products are plastics, plush and printed fabrics and paper products, all of which are currently available at reasonable prices from a variety of sources. The Company's tools and molds (which are less than nine years old and are in good working condition) and package designs, which are owned by the Company, were designed both by the Company and by third parties and were engineered and produced for the Company in the Far East. The Company normally did not purchase back-up tools and molds because the Company believed that the existing tools and molds could adequately support the sales volume of the Company's business, and the cost of back-up tools and molds is too expensive in view of the level of the Company's current business. If a tool or mold broke, the Company's production could have been delayed until a new tool or mold became available, generally within 90 to 120 days. Resulting delays in shipments could have had a material adverse effect on the Company. The Company directly, or through its sales representatives, took written orders (standard purchase orders) for its products from its customers and arranged for the manufacture of its products as discussed above. Cancellations were generally made in writing, and the Company took appropriate steps to notify its manufacturers of such cancellations. The manufacturers generally shipped the Company's products by commercial ocean carrier pursuant to instructions from the Company's customers.

ORDER BACKLOG

At April 30, 1999 and 1998, the Company did not have a backlog of confirmed orders from customers.

MARKETING AND DISTRIBUTION

The Company has marketed its products to major toy, discount department stores, drug chains and catalog companies. The primary target market was the United States. The Company also has distributed its products in Canada. Some of the major accounts which have ordered the Company's products include Toys R Us, WalMart, Meijer, Hills Department Stores, Kmart, F.A.O. Schwarz, Bradlees, Ames Department Stores, The Kroger Co., Waldenbooks, Walt Disney World and KayBee. Substantially all of the Company's sales generally have been made on a direct import basis to customers, F.O.B. Far East port, and payments were made by irrevocable letter of credit or telegraphic transfer. As a result, on these sales the Company did not have to finance inventory or offer credit terms to the customer. This reduced much of the risk that is commonly associated with a fashion business such as toys. The Company has established an office in Hong Kong that was responsible for order processing, documentation, letter of credit issue and negotiation, bank coordination and accounting. Virtually all of the products manufactured to date have been tested for safety by independent laboratories contracted by the Company and its retail customers. The results of these tests indicated that the products shipped by the Company have met industry and government standards. The Company's customers have the right to appoint a representative to inspect the Company's products before shipment. If they do not elect to make an inspection, a representative of the Company will do so. Generally, payment for the products under the letter of credit will not be made unless inspection is completed. At that point the Company's general policy is that such sales are final, and product returns are not permitted. However, should a defect occur in the product or if sales of the product do not meet customers' expectations, the Company intends to support its customers by making a product exchange or providing a cash allowance. The Company believes that the toy industry generally follows this policy. In recent years, the amount of exchanges or allowances experienced by the Company was significant. In the fiscal year ended April 30, 1997 sales to K-Mart and Walgreens constituted approximately 75% and 11% respectively, of revenues. In the fiscal years ended April 30, 1998 and April 30, 1999, there were no sales. No other customer accounted for more than 10% of revenues during fiscal 1997.

SEASONALITY

The business of the Company was highly seasonal. For the fiscal years ended April 30, 1998 and April 30, 1999 there were no revenues. For the fiscal year ended April 30, 1997, approximately 38 % of the Company's revenues were related to retail sales coinciding with the Christmas holiday shopping period.

PRODUCT LIABILITY

The Company maintained in past years product liability coverage in the amount of $1,000,000 which was the amount acceptable to the Company's customers. The Company has not been the subject of any product liability litigation. At April 30, 1998 and 1999, the Company did not have any product liability coverage.

COMPETITION

The market for toy products is highly competitive and sensitive to changing consumer preferences and demands. The Company believes that it will have to develop and distribute new products to enable it to compete effectively in the future and to continue to achieve positive product reception and position in retail outlets. However, there are toy products which are better known than the products traditionally developed and distributed by the Company. There are also many companies which are substantially larger and more diversified, and which have substantially greater financial and marketing resources than the Company, as well as greater name recognition, and the ability to develop and market products similar to, and more competitively priced than, those products traditionally developed and distributed by the Company.

EMPLOYEES

As of April 30, 1999, the Company had five employees, serving in the areas of administration, operations management, product development and sales and general management. The Company believes that its relations with its employees are generally satisfactory. The Company does not have any employees at the Hong Kong office of its subsidiary. The operations of such office are performed by an independent service company on behalf of such subsidiary.

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

The United States government has established a Generalized System of Preferences which have provided favorable duty status to certain of the Company's products that have been imported into the U.S. from certain countries in the Far East. The Generalized System of Preferences is administered by the Office of the U.S. Trade Representative. It is possible that these products , which have been imported on a favorable duty status from certain countries, may lose such status. In such case, products imported from such location into the U.S. would be subject to duties ranging from approximately 5% to 30%. While the Company's competitors whose products are manufactured in the Far East also may be affected, the Company's profit margins may be materially adversely affected.

ITEM 2. PROPERTIES

The Company's principal office is located in approximately 1,000 square feet of space in Wyckoff, New Jersey with the following mailing address: 637 Wyckoff Avenue #194, Wyckoff, NJ 07481. Such space has been provided to the Company by its President at no cost. The Company's facilities are satisfactory for its present needs, and additional office space is available at reasonable rentals in the same area to cover any growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to the knowledge of the Company, threatened to which the property of the Company is subject or to which the Company is or may be a party except for a potential claim from a customer of Kidsview, Inc. alleging the Company's responsibility for a credit balance of approximately $200,000.

In addition, in June 1998, the Company's subsidiary, Amerawell Products, Limited (Amerawell) commenced a lawsuit in the Superior Court of New Jersey against Toys R Us (TRU) for products shipped and delivered to TRU amounting to approximately $185,000, which has not been paid. TRU has answered the complaint, denying liability. TRU, in the same proceeding, named the Company as a third party defendant alleging, among other things, that the Company breached its contract with TRU regarding advertising such products and that the Company because of its relationship to Amerawell or as a result of its own conduct was liable for all the damages suffered by TRU, allegedly amounting to approximately $250,000. The Company's management believes that the Company has a meritorious defense.

In December 1998, the Company was also served with a complaint through its designated agent in Delaware by Chieftain LLC, a California limited liability corporation, and Leonard Mahowa in connection with a lawsuit brought in the State of California. The complaint was primarily directed against Medical Device Alliance, Inc. (MDA) a Nevada corporation engaged in the business of marketing, selling and leasing an ultrasonic liposuction system. The case generally involves the issuance of securities by MDA in a private placement. The Company is a named defendant for alleged conspiracy to defraud, conspiracy to divert assets and for undetermined damages for alleged ultra vires transactions which allegedly arose out of MDA's purchase of stock and notes from the Company's preferred stockholders and noteholders in the aggregate amount of approximately $2,475,000 at September 20, 1999. The Company believes that such allegations are without merit and has retained California counsel to defend it in this matter.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended April 30, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

The Common Stock and Redeemable Class A Warrants were traded on The National Association of Securities Dealers automated Quotation System ("NASDAQ") Small Cap Market under the symbols KIDZ and KIDZW, respectively, through September 12, 1995. The following table sets forth the quarterly high and low bid quotations as reported by NASDAQ for the periods indicated. The figures shown represent "inter-dealer" prices without adjustment or mark-ups, markdowns or commissions. They do not necessarily represent actual transactions. Currently, the Company, which is unable to meet the NASDAQ maintenance criteria: minimum assets of $4,000,000 and minimum capital and surplus of $2,000,000, has its securities traded in the over-the-counter market on the OTC Bulletin Board. Like NASDAQ, this market is electronic and screen-based and provides a market for companies until they re-qualify for NASDAQ. However, for the Company, such criteria is primarily tied to the value of its equity holdings in Datatec Systems, Inc., formerly Glasgal Communications, Inc. (Datatec) which may fluctuate with the result that the Company absent an infusion of new capital and/or an increase in the value of its investment holdings, given the need to sell a portion of such securities from time to time, will not satisfy such NASDAQ listing criteria for future re-listing. As of September 20,1999, there were approximately 200 and 60 holders of record of Common Stock and Redeemable Class A Warrants, respectively. The Company believes, based on information provided by brokers, that there are in excess of 750 beneficial owners of the Common Stock.

As of September 20,1999 the closing bid prices per share of Common Stock and Redeemable Class A Warrants were $.10 and $.06, respectively, as reported on the OTC Bulletin Board.


Common Stock                                         High Bid            Low Bid
       Fiscal Quarter Ended
         July 31, 1994                               13/16                 5/16
         October 31, 1994                            19/32                 9/32
         January 31, 1995                            13/32                 3/16
         April 30, 1995                              11/32                 3/16
         July 31, 1995                                2/3                  7/25
         October 31, 1995                            15/32                11/32
         January 31, 1996                             1/2                  5/16
         April 30, 1996                              15/32                 7/25
         July 31, 1996                               11/32                 9/32
         October 31, 1996                             1/5                  1/5
         January 31, 1997                            17/100               17/100
         April 30, 1997                              27/100               23/100
         July 31, 1997                               74/100               24/100
         October 31, 1997                             7/10                 2/5
         January 31, 1998                            64/100               31/100
         April 30, 1998                              39/100               19/100
         July 31, 1998                               28/100               15/100
         October 31, 1998                            32/100               11/100
         January 31, 1999                            49/100               11/100
         April 30, 1999                              51/100                1/5
         July 31, 1999                               34/100                1/8
         October 31, 1999 (through September 20)     12/100                1/10
Redeemable Class A Warrants
       Fiscal Quarter Ended
         July 31, 1994                              1-3/32                 3/8
         October 31, 1994                             5/8                  7/32
         January 31, 1995                             5/16                 1/8
         April 30, 1995                              11/32                 5/32
         July 31, 1995                                1/2                  1/6
         October 31, 1995                             7/16                 1/4
         January 31, 1996                             3/8                  1/6
         April 30, 1996                              15/32                 1/4
         July 31, 1996                               11/32                 9/32
         October 31, 1996                            19/100               14/100
         January 31, 1997                            19/100               14/100
         April 30, 1997                              18/100                1/10
         July 31, 1997                               53/100                1/8
         October 31, 1997                            84/100                1/3
         January 31, 1998                            68/100               31/100
         April 30, 1998                              34/100               24/100
         July 31, 1998                               1/4                   1/5
         October 31, 1998                            32/100                1/8
         January 31, 1999                            47/100               11/100
         April 30, 1999                              27/100               1/10
         July 31, 1999                               15/100               1/16
         October 31, 1999 (through September 20)     1/16                 6/100
The Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company intends to retain earnings, if any, to finance the growth of its business.

ITEM 6.                    SELECTED FINANCIAL DATA

The following table summarizes certain financial data relating to the Company's operations for the five fiscal years ended April 30, 1999. The data should be read in conjunction with the financial statements and the notes thereto.

Balance Sheet Information
-------------------------
                                                                          Fiscal year Ended April 30
                                                                          --------------------------
                                                    1999             1998            1997               1996              1995
                                                    ----             ----            ----               ----              ----

Working Capital                                  $ (998,208)      $  (790,341)    $  (759,300)     $(2,653,221)      $(2,649,327)
(Deficit)

Total Assets                                     $   972,704      $ 2,135,436     $ 1,957,568      $ 3,588,622       $ 3,328,583

Total Liabilities                                $ 1,864,408      $ 2,826,582     $ 2,578,806      $ 3,170,477       $ 4,376,657

Stockholders'                                    $ (891,704)      $ (691,146)     $  (621,238)     $   418,145       $(1,048,074)
Equity (Deficit)

Stockholders' Equity                             $    (0.10)      $    (0.08)     $     (0.07)     $      0.05       $     (0.11)
(Deficit) Per Outstanding
Common Share

Statements of Operations Information
------------------------------------
Net Sales                                        $     -0-        $      -0-      $   464,212      $ 1,094,584       $  3,899,152

Operating Expenses                               $  943,810       $ 1,347,266     $   879,398      $ 2,537,180       $  6,699,365

Net Profit (Loss)                                $ (200,558)      $  (197,749)    $ (1,022,213)    $ 1,414,342       $ (4,165,235)

Net Profit (Loss) Per                            $    (0.02)      $     (0.02)    $      (0.11)    $      0.09       $      (0.46)
Common Share/
Common Share
Equivalent

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended April 30, 1999, 1998, and 1997.

NET SALES

Net sales for the fiscal years ended April 30, 1999 and April 30, 1998 were $-0-as compared to $464,212 for the fiscal year ended April 30, 1997.

GROSS PROFIT

Gross Profit percentage for the fiscal years ended April 30, 1999 and April 30, 1998 were 0% as compared to 26% for the fiscal year ended April 30, 1997.

OTHER INCOME

Included in non operating income for April 30, 1999 was a gain of $771,202 from the sale of shares in the Company's investment in Datatec, and $60,000 collected from a prior note receivable that had been written off. Included in non operating income for April 30, 1998 was a net gain of $1,399,705 from sales of shares of the Company's investment in Datatec and a loss of $74,469 from the sale of the Company's shares of Mark Solutions common stock. Included in non operating income for April 30, 1997 was a gain of approximately $2,337,000 from sales of shares of the Company's investment in Datatec and a loss of $1,875,000 from a write off of its investment in Evolutions, Inc. and a write off of advances to Kidsview Inc. of $72,286.

Interest income amounted to $27,324 for the fiscal year ended April 30, 1999. Interest income amounted to $29,792 for the fiscal year ended April 30, 1998, as compared to $5,662 for fiscal 1997. The increase of $24,130 in fiscal 1998 was primarily attributable to the addition of notes receivable which were subsequently written off.

ROYALTIES/LICENSING FEES

Royalties/Licensing fees are variable expenses which increase as sales increase. In the fiscal years ended April 30, 1999, 1998 and 1997 the Company paid approximately $0, $0, and $27,628 (or 6% of sales), respectively, in royalties on sales of products. In order to match revenues with expenses, minimum royalty guarantees are treated as prepaid expenses and are charged against income as the related products are sold. For fiscal 1999 and 1998 the amount of royalties decreased because there were no sales of licensed products.

PRODUCT DEVELOPMENT COSTS

In fiscal 1999 and 1998, the Company did not incur any product development costs. In fiscal 1997, the Company incurred $23,484 of development costs.

ADVERTISING COSTS

Advertising costs amounted to $0 for the fiscal years ended April 30, 1999 and April 30, 1998 as compared to $244,225 for the fiscal year ended April 30, 1997. The increase in advertising costs for fiscal 1997 was due to the realization of a contingent obligation that came due.

GENERAL AND ADMINISTRATIVE EXPENSES

The following is a breakdown of the principal components of general and administrative expenses for the fiscal years ended April 30, 1999, 1998 and 1997.

                                                           Percentage                     Percentage                    Percentage
                                               1999         Of Sales          1998          Of Sales         1997         of Sales
                                               ----         --------          ----         --------          ----         --------

Salaries, payroll taxes and
Employee benefits................           $432,441          N/A           $637,753          N/A          $542,101         116.8
Professional fees..................          142,770          N/A            139,084          N/A           139,157          30.0
Sales commissions................              - 0 -          N/A              - 0 -          N/A            12,344           2.7
Letter of credit charges..........             - 0 -          N/A                722          N/A             3,250           0.7
Rent and office expenses........              32,643          N/A            102,770          N/A            61,838          13.3
Travel and entertainment........              71,065          N/A             90,412          N/A           130,283          28.1
Insurance..........................           54,459          N/A             57,263          N/A            71,589          15.4
Other...............................          40,149          N/A             17,865          N/A            27,289           5.9
Consulting fee.....................          143,000          N/A              - 0 -          N/A             - 0 -         - 0 -
Stockholder expense.............              12,222          N/A             10,994          N/A            14,059           3.0
Telephone charges...............              14,046          N/A             20,867          N/A            23,787           5.1
Bad debts..........................            - 0 -          N/A            275,354          N/A             - 0 -         - 0 -
                                            -------------     ---        ---------------      ---        --------------     -----
                                             942,795                       1,353,084                      1,025,697         221.0

For the fiscal year ended April 30, 1999 salaries, payroll taxes and employee benefits decreased by $205,312 primarily due to the termination of employment of the Company's Executive Vice President. For the fiscal year ended April 30, 1998 salaries, payroll taxes and employee benefits increased by $95,652 primarily due to the rehiring of the Company's Executive Vice President for a short period and termination payments in connection with staff reduction. For the fiscal year ended April 30, 1997 salaries, payroll taxes and employee benefits decreased by approximately $291,285 primarily due to a reduction in staff.

Sales commissions for the fiscal year ended April 30, 1997 was $12,344. As a result of the significant decrease in sales due to the sale of product lines, no sales commissions were incurred during fiscal 1998 and 1999.



N/A means not applicable.

In fiscal 1999, the Company did not earn a management fee. In fiscal 1998, the Company earned a management fee of $52,776 as compared to $815,158 for fiscal 1997 which covers the monthly reimbursement of the costs incurred by the Company in connection with its operations as it relates to supporting the product lines which were sold. Set forth below are the principal components. Such reimbursement relates, in part, to salaries , payroll taxes and employee benefits referred to above .

Rent and office expenses decreased to $32,643 for the fiscal year ended April 30, 1999 from $102,770 and $61,838 for the fiscal years ended April 30, 1998 and April 30, 1997, respectively. The decrease from fiscal 1998 to fiscal 1999 was due to the Company's efforts to reduce overhead. The increase from fiscal 1997 to fiscal 1998 was due to the fact that the Company paid certain costs previously paid by a third party under a management arrangement.

Consulting fees were $143,000 for the fiscal year ended April 30,1999 and 0 for the fiscal years ended April 30, 1998 and April 30, 1997. These fees were incurred in order to identify and develop business or merger opportunities for the Company.

OTHER:

At April 30, 1999 the Company had available carry forward losses to offset future taxable income of approximately $5,340,000 which expire during the years 2005 to 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the next twelve months, the Company in addition to meeting its operating needs will have notes payable in the amount of approximately $1,240,196 becoming due. The Company's planning historically has been limited to approximately a twelve month time-frame at any given time. It is anticipated that the Company will continue to operate in a similar fashion in the future. Accordingly, analyses of a long term liquidity and capital requirements are not meaningful. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company anticipates funding its obligations from one principal source. The Company, at April 30, 1999, owned 179,213 shares of common stock of Datatec and may, from time to time, sell a portion of such shares. For additional information regarding prior dispositions of Datatec shares, see the description of such transactions contained herein. There can be no assurance that the Company will be able to obtain such financing or sell assets in which event such obligations will have a material adverse effect upon the Company's operations. At April 30, 1999, the Company had a cash equivalent balance of $47,004 as compared to $437,869 at April 30, 1998.

For the fiscal year ended April 30, 1999 the Company used cash from operations in the amount of $887,980 as compared to $1,449,167 from operations for fiscal 1998. The Company used $1,001,166 as compared to providing $583,021 from its financing activities for the fiscal years ended April 30, 1999 and 1998, respectively. The amount in fiscal 1999 resulted from the decrease in borrowings. The amount in Fiscal 1998 resulted from the increase in borrowings.

On January 31, 1994, notes receivable from Datatec in the amount of $1,900,000, plus interest and costs totaling $733,131, were converted into 840.11 shares of Datatec common stock pursuant to a stock purchase agreement between Datatec and the Company. In addition, subject to the exercise of the Company's Class A and Class B Warrants, Datatec would have the right to sell to the Company an additional 13.5% of its then outstanding common stock for an aggregate amount of $8,400,000. During May 1994, subsequent to the completion of the above transaction, Datatec merged into a public company, Sellectek Incorporated, and exchanged each of its shares of Sellectek common stock for 3,242.4 shares of common stock. Pursuant to the merger, the Company's 840.11 shares of Datatec common stock were converted into 2,723,973 shares of Sellectek, which represented approximately 28% of Sellectek's common stock (reduced to approximately 1% and 3% at April 30, 1999 and 1998, respectively). Sellectek's corporate name was subsequently changed to Glasgal Communications, Inc. whose corporate name was changed to Datatec Systems, Inc. This investment has been accounted for at cost as the Company's interest in Datatec was reduced below 20% and because the Company does not exercise control or influence over Datatec.

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

In December 1995 and January 1996, the Company issued 8% notes to two individual lenders each in the principal amount of $100,000. Each note is secured by 35,000 shares of Datatec common stock held by the Company. The notes were acquired by Medical Device Alliance, Inc. and the collateral supporting such notes was subsequently sold to pay off the obligations.


                                                                April 30
                                                                --------
                                                        1999                1998
                                                        ----                ----

Investment in Datatec consists of:
  Common Stock:
     Number of Shares                                  179,213           728,318
     Cost                                             $191,414        $1,548,107
     Fair market value based on current
        Price per share of registered Datatec shares  $470,434        $4,005,749

Approximately 40,000 and 349,000 shares of Datatec common stock owned by the Company were held at April 30, 1999 and April 30, 1998, respectively, by noteholders as collateral. Such shares are subject to certain restrictions regarding transferability and sale.


Summary  financial   information  of  Datatec  as  presented  in  its  financial statements (audited by independent certified public accountants), is as follows:

                                                                April 30
                                                                --------

                                                        1999                1998
                                                        ----                ----

Current assets                                   $27,564,000         $25,475,000
Noncurrent assets                                $13,039,000         $14,588,000
Current liabilities                              $25,267,000         $24,003,000
Long-term obligations                            $   607,000         $ 3,342,000
Shareholders' equity (deficit)                   $14,729,000         $12,718,000


                         Year Ended               Year Ended          Year Ended
                     April 30, 1999           April 30, 1998      April 30, 1997
                     --------------           --------------      --------------

Net Sales               $93,751,000              $76,804,000         $59,481,000
                        ===========              ===========        ============

Net Loss                $ (506,000)              $(3,986,000)       $(5,535,000)
                        ===========              ============       ============

The Company in September  1995 entered into an agreement with  Evolutions,  Inc.
(EVO), whereby the Company transferred all rights and interests to its Zoo Borns product line, Tea Bunnies product line and Kidsview name to a subsidiary of EVO for $750,000 and shares of common stock of EVO equal to approximately 7% of EVO's then outstanding common stock (valued at $75,000) with the right to receive additional shares of common stock equal to approximately 15% of the outstanding common stock of EVO based on certain performance levels of the Zoo Borns and Tea Bunnies product lines over the next three years.

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

As part of the agreement, the Company managed these product lines and received an amount equal to its monthly operating costs, up to $100,000, for such period of time as the Company managed such product lines. The Company provided the services of Peter Schneider, President of the Company, for such management. This management arrangement terminated in April 1997. The Company received fees from EVO in connection with this management arrangement amounting to approximately $52,700 and $815,000 during the fiscal years ended April 30, 1998 and April 30, 1997, respectively. The Company received no fees for the fiscal year ended April 30, 1999.

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

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. The warrants expired on June 30, 1997. Such private placement was closed in two stages, the first of which involved the purchase of 52-1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. Approximately 60% of such Preferred Stock was acquired by Medical Device Alliance, Inc. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $ .53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438,900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and (b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $ .75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from 1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant.

The Company intends either to pay off its note obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock per dollar subject to stockholder approval of an increase in authorized shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations. Approximately $1,600,000 of the Company's outstanding notes have been acquired by Medical Device Alliance, Inc. See Note 2 of Notes to Consolidated Financial Statements for further information.

The Company entered into a common stock purchase agreement (the "Agreement") with Datatec governing certain equity investments which the Company has made, and in the future intends to make, in Datatec common stock. Pursuant to the Agreement, in January 1994 the Company converted outstanding indebtedness of Datatec owed to the Company into equity of Datatec which, upon consummation of the Datatec merger with Sellectek, resulted in the Company owning approximately 28% of the outstanding shares of Datatec or 18.5% on a fully diluted basis. In addition, the Agreement gives Datatec the right to require the Company to purchase an additional number of shares of common stock of Datatec equal to 13.5% of the then outstanding shares (the "Additional Shares"), or 10% on a fully diluted basis, for an aggregate of approximately $8.4 million after giving effect to certain fees (the "Additional DCI Investment"). Datatec may require this purchase if, and then only to the extent that, the Company receives proceeds from the exercise of existing Company warrants. There can be no assurance that any or all of such warrants will be exercised. The Company has issued warrants to the public to purchase 6,448,517 shares of Common Stock at $
 .53 per share and warrants to purchase 3,438,900 shares of Common Stock at $ .75 per share. Such warrants will expire on March 31, 2000, as extended during September 1999.The Company has the right to retain the first $500,000 of warrant exercise proceeds; however, such amount must be used by the Company to purchase shares of Common Stock of Datatec if the aggregate amount of warrant exercise proceeds applied to the purchase of Datatec common stock, after the earlier of
the   expiration  of  exercise  of  all   warrants   or  24  months   after  the
effectiveness  of   the  registration   statement   covering  the  Common  Stock
underlying the warrants, is less than $8.4 million. In view of the fact that, at the present time and throughout 1998, the price of the Common Stock has been substantially below the exercise price of the warrants, it is impossible to predict the timing of exercise of any of the outstanding warrants, or if such warrants will ever be exercised. The Company anticipates such an event will not arise for at least two years and that, should such eventuality arise, the Company will attempt to meet such obligation either through loans (which may be secured by all or a portion of its Datatec equity), equity financings or some combination thereof. If Datatec does not require the Additional DCI Investment, the Company may still purchase, on the same terms, the Additional Shares.

The Year 2000 Issue

A Staff Legal Bulletin issued by the Securities and Exchange Commission's Division of Corporation Finance and Investment Management Staff addressed The Year 2000 Issue. According to the Bulletin, many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. In the case of the Company, the costs or the consequences of incomplete or untimely resolution of the year 2000 issue does not represent a known material event or uncertainty that is reasonably expected to affect the Company's future financial results or cause its reported financial information not to be necessarily indicative of future operating results, or future financial condition.

DEFERRED INCOME TAX ASSETS

Deferred income tax assets as of April 30, 1997 have been reduced to zero due to uncertainties concerning their realization.



ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not use or hold any derivative financial instruments. The Company is not exposed to foreign currency or interest rate risk, either of which could have an adverse effect on the Company's results of operations, financial position or cash flows. The Company believes that the market risk associated with its marketable security holdings is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

                                    CONTENTS
                                                                           Pages
                                                                           -----
Independent Auditors' Reports                                          18

Consolidated Financial Statements

         Balance Sheets                                                19 and 20

         Statements of Operations                                      21

         Statements of Changes in Stockholders'                        22
         Equity (Deficit)

         Statements of Cash Flows                                      23 and 24

         Notes to Consolidated Financial Statements                    25  -  35

Financial Statement Schedules

         All schedules are omitted because the required information is either inapplicable or is presented in the financial statements or related notes.

                            BEDERSON & COMPANY LLP
                             405 Northfield Avenue
                             West Orange, NJ 07052

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Direct Connect International Inc. and Subsidiary
637 Wyckoff Avenue, #194
Wyckoff, New Jersey 07481

We have audited the accompanying consolidated balance sheets of Direct Connect International Inc. and Subsidiary as of April 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended April 30, 1999,1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consoldiated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Direct Connect International Inc. and Subsidiary as of April 30, 1999 and 1998 and the results of their operations and their cash flows for the years ended April 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

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



Bederson & Company LLP
Certified Public Accountants
West Orange, New Jersey
September 10, 1999


                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                April 30
                                                                --------
                                                        1999                1998
                                                        ----                ----

Current assets
    Cash and cash equivalents                      $  47,004          $  437,869
    Notes receivable, including accrued interest-
      Image Technology Inc.                          307,827                 ---
    Note receivable, including accrued interest-
      Omnet Corp.                                    313,463                 ---
    Investments in Datatec, at cost                  191,414           1,548,107
    Prepaid expense and other current assets           6,492              50,265
                                                     -------              ------

                         Total current assets        866,200           2,036,241
                                                    --------           ---------

Property and equipment, at cost
    Furniture and fixtures                            17,425               7,568
    Less: Accumulated depreciation                     8,583               7,568
                                                      ------               -----

                                                       8,842                 ---
                                                       -----               -----

Notes receivable, including accrued interest
    officers                                          97,662              99,195
                                                    --------              ------
             Total assets                           $972,704          $2,135,436
                                                    =========         ==========

See notes to consolidated financial statements and auditors' report.


                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                   April 30

                                                         1999               1998
                                                         ----               ----

Current liabilities
   Accounts payable                                     $339,207       $ 355,647
   Accrued expenses and taxes payable                    285,005         229,573
   Notes payable - officers and  stockholders             30,000             ---
   Notes payable, including accrued interest-
   other                                               1,210,196       2,241,362
                                                      ----------       ---------

                            Total current liabilities  1,864,408       2,826,582
                                                      ----------       ---------
                            Total liabilities          1,864,408       2,826,582
                                                      ----------       ---------

Stockholders' equity (deficit)
   Convertible preferred stock:
         Authorized  5,000,000  shares,  $.001
         par  value; issued  and  outstanding:
         5,000,000 shares                                 5,000            5,000
   Common stock:
         Authorized  15,000,000  shares,  $.001
         par value;  issued  and   outstanding:
         9,062,066 shares                                 9,062            9,062
   Capital in excess of par value                     5,160,949        5,160,949
   Accumulated deficit                               (6,066,715)     (5,866,157)
                                                     -----------     -----------

               Total stockholders' equity (deficit)    (891,704)       (691,146)
                                                       ---------       ---------

               Total liabilities and stockholders'
                           Equity (deficit)            $972,704      $ 2,135,436
                                                       =========     ===========

See notes to consolidated financial statements and auditors' report.


                  DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          Year Ended April 30
                                                                          -------------------

                                                            1999                  1998                 1997
                                                            ----                  ----                 ----

Sales                                                      $   -                $    -          $   464,212
                                                           ------               ------          -----------
Costs and expenses
          Cost of goods sold                                   -                     -              345,222
          Royalties/licensing fees                             -                     -               27,628
          Product development costs                            -                     -               23,484
          Advertising and promotion                            -                     -              244,225
          Depreciation                                     1,015                46,948               28,270
          General and administrative expenses            942,795             1,353,084            1,025,697
          Less: Management fees                                -               (52,776)            (815,158)
                                                        --------            ----------            ----------
                                                         943,810             1,347,266              879,398
                                                        --------            ----------            ----------

Operating (loss)                                        (943,810)           (1,347,266)            (415,186)
Gain on sale of securities                               771,202             1,325,236            2,337,348
Interest income                                           27,324                29,792                5,662
Other income                                              60,000                   278                    -
Loss on advances to Kidsview Inc.                              -                     -              (72,286)
Loss on write off of investment in Evolutions                  -                     -           (1,875,000)
Interest expense                                        (115,274)             (205,789)            (193,464)
                                                        ---------             ---------          -----------
Income (loss) before deferred income taxes              (200,558)             (197,749)            (212,926)
Deferred income taxes                                          -                     -             (809,287)
                                                        ---------            ---------           -----------
Net income (loss)                                      $(200,558)            $(197,749)         $(1,022,213)
                                                       ==========            ==========         ============
Earnings (loss) per common share                       $   (0.02)            $   (0.02)         $     (0.11)
                                                       ==========            ==========         ============


See notes to consolidated financial statements and auditors' report.


                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED APRIL 30, 1997, 1998, AND 1999



                                                                           Capital in                  Unrealized       Total
                              Preferred                                    Excess of   (Accumulated      Loss on     Stockholders'
                           Convertible Stock           Common Stock        Par Value     Deficit)      Investments   Equity(Deficit)
                           -----------------           ------------        ----------   -----------    -----------   ---------------
                          Shares       Amount       Shares       Amount
                          ------       ------       ------       ------

Balance, May 1,1996      5,000,000    $ 5,000      9,062,066    $ 9,062    $5,104,449   $(4,646,195)    $ (54,171)      $418,145

Valuation reserve             -          -              -          -             -             -          (41,170)       (41,170)

Rights to acquire common
stocks issued in
conjunction with
adjustments to legal fees     -          -              -          -           24,000          -             -            24,000

Net loss                      -          -              -          -             -       (1,022,213)         -        (1,022,213)
                          ---------   ---------    ---------    ---------    ---------    -----------   ----------     -----------

Balance, April 30, 1997  5,000,000      5,000      9,062,066     9,062      5,128,449    (5,668,408)      (95,341)      (621,238)
                         ---------    ---------   -----------   --------    ---------    -----------    ----------     -----------
Cost of issue of              -          -              -         -            20,000          -             -            20,000
 100,000 warrants

Imputed cost of rent
    provided by corporate
    officer                   -          -              -         -            12,500          -             -            12,500

Sale of investment            -          -              -         -              -             -           95,341         95,341

Net loss                      -          -              -         -              -         (197,749)         -          (197,749)
                         --------    ----------   ----------    ---------    ---------     ---------      --------      ----------

Balance, April 30, 1998  5,000,000      5,000      9,062,066     9,062      5,160,949    (5,866,157)         -          (691,146)
                         ----------  ----------   -----------   ---------  -----------   -----------      --------      ----------

Net loss                      -          -              -         -              -         (200,558)         -          (200,558)
                         ---------   ----------   -----------   --------   -----------   -----------      --------      ----------

Balance, April 30, 1999  5,000,000    $ 5,000     9,062,066      9,062     $5,160,949   $(6,066,715)         -         $(891,704)
                         =========   ==========  ===========    =======    ==========   ============      ========     ===========


See notes to consolidated financial statements and auditors' report.



                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                   Year Ended April 30
                                                                                                   -------------------
                                                                                          1999              1998            1997
                                                                                          ----              ----            ----

      Cash flows from operating activities
                  Net income (loss)                                                    $(200,558)        $(197,749)     $(1,022,213)
                                                                                       ----------        ----------     ------------
                  Adjustments to reconcile net income
                  (loss) to net cash (used in) operating activities:
                       Depreciation                                                        1,015            46,958           28,270
                       Deferred income taxes                                                -                 -             809,287
                       Gain on sale of Datatec stock                                    (771,202)       (2,124,706)      (2,337,348)
                       Loss on Sale of Mark Solutions Stock                                 -               74,469             -
                       Loss on expiration of warrants                                       -              725,000             -
                       Loss on write off of advances to Kidsview Inc.                       -                 -              72,286
                       Loss on write off of Evolutions investment                           -                 -           1,875,000
                       Warrants to purchase common stock
                          issued in satisfaction of financing fees                          -               20,000             -
                       Imputed cost of rent provided by corporate officer                   -               12,500             -
                       (Increase) decrease in assets
                                    Accounts receivable                                     -               22,857           (2,205)
                                    Prepaid expenses and other current assets             43,773             6,049           12,761
                                    Security deposits                                       -                  700             -
                       Increase (decrease) in liabilities
                                    Accounts payable                                     (16,440)         (179,254)        (388,611)
                                    Accrued expenses and taxes payable                    55,432           144,009           35,739
                                                                                         -------          --------         ---------
      Total adjustments                                                                 (687,422)       (1,251,418)         105,179
                                                                                        ---------       -----------        ---------
      Net cash (used in) operating activities                                           (887,980)       (1,449,167)        (917,034)
                                                                                        ---------       -----------        ---------
      Cash flows from investing activities
                 Notes receivable - officers, increases                                  (10,467)           (8,791)         (14,379)
                 Notes receivable - officers, decreases                                   12,000              -              35,330
                 Proceeds from sale of Datatec stock                                   2,127,950         3,102,346        2,754,104
                 Acquisition of Datatec stock                                               -           (1,856,352)            -
                 Proceeds from sale of Mark Solutions stock                                 -               33,873             -
                 Investment in Evolutions                                                   -                 -          (1,800,000)
                 Notes receivable Image Tech Inc.-increases                             (307,827)             -                -
                 Notes receivable Omnet Corp-increases                                  (313,463)             -                -
                 Decrease in due from Kidsview, Inc.                                        -                 -             121,831
                 Acquisition of property and equipment                                    (9,857)             -                -
                                                                                       ----------       -----------      -----------
                 Net cash provided by investing activities                             1,498,281         1,271,076        1,096,886
                                                                                       ----------       -----------      -----------

See notes to consolidated financial statements and auditors' report.



                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                   Year Ended April 30
                                                                                                   -------------------
                                                                                          1999              1998            1997
                                                                                          ----              ----            ----
Cash flows from financing activities
            Notes payable-officers and stockholders, increases                            50,300              -              41,964
            Notes payable-officers and stockholders, decreases                           (20,300)         (253,680)        (250,000)
            Notes payable-other, increases                                               364,099           887,705          120,032
            Notes payable-other, decreases                                            (1,395,265)          (51,004)        (126,795)
                                                                                      -----------         ---------        ---------
            Net cash provided by (used in) financing activities                       (1,001,166)          583,021         (214,799)
                                                                                      -----------         ---------        ---------
Net Increase (decrease) in cash and cash equivalents                                    (390,865)          404,930          (34,947)
Cash and cash equivalents, beginning of year                                             437,869            32,939           67,886
                                                                                      -----------         ---------        ---------
Cash and cash equivalents, end of year                                                 $  47,004          $437,869         $ 32,939
                                                                                      ===========         =========        =========
Supplemental disclosure of cash flows information:
                   Cash paid during the year for interest                              $237,344           $205,789         $ 21,045
                                                                                      ===========         =========        =========
Schedule of non-cash investing and financing activities:
                      Warrants to purchase common stock issued
                            in satisfaction of financing fees                          $   -              $20,000          $   -
                      Imputed cost of rent provided by corporate officer               $   -              $12,500          $   -
                      Rights to acquire common stock in conjunction
                            with satisfaction of accrued legal fees                    $   -              $  -             $ 24,000
                      Unrealized gain (loss) on investments                            $   -              $  -             $(41,170)


As an inducement for loan extensions and loan agreements, the Company paid financing fees by delivering 28,571 shares of Datatec common stock having a cost basis of $27,618 during the year ended April 30, 1997.

See notes 2 and 4 regarding non-cash investing and financing activities with respect to the sale of Datatec common stock and sale of product lines.

See notes to consolidated financial statements and auditors' report.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

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

         The accompanying April 30, 1999 consolidated balance sheet reflects a working capital deficiency of $998,208 and the consolidated statement of operations for the year ended April 30, 1999 reflects a loss from operations of $943,810. During the twelve months ending April 30, 2000, the Company in addition to meeting its operating needs will have notes payable,as discussed below, in the amount of $1,240,196 becoming due. The Company does not believe that it will be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company anticipates funding its obligations during the twelve months ending April 30,2000 from one principal source which is the sale of Datatec common stock. The Company owns 179,213 shares of common stock of Datatec Systems Inc., formerly Glasgal Communications Inc., (Datatec) and may, from time to time, sell a portion of such shares. For additional information regarding prior dispositions of Datatec shares, see the description of such transactions contained herein. There can be no assurance that the Company will be able to obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations.

(b)      Consolidation

         The consolidated financial statements include the accounts of Direct Connect International Inc. and its wholly-owned subsidiary, Amerawell Products, Ltd. ("Amerawell") (collectively , the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

(c)      Cash and Cash Equivalents

         Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less. At April 30, 1999, the Company had no bank account balances in excess of federally insured limits. Uninsured cash in a brokerage account totals approximately $50,000 at April 30, 1999.

(d)      Accounts Receivable

         An allowance for doubtful accounts is established based on management's expectation of uncollectables. As of April 30,1999 and 1998, an allowance for doubtful accounts was not deemed necessary.


(e)      Property and Equipment

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

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

Note 1 - Continued

(f)      Income Taxes

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

(g)      Earnings (loss) Per Common Share

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

         The weighted average number of common shares and common stock equivalents that were used in computing earnings (loss) per common share were 9,062,066 during the years ended April 30, 1999, 1998 and 1997.


(h)      Accounting Estimates

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

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

Note 2 -Investment in Datatec

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

         Pursuant to the merger, the Company's 840.11 shares of Datatec common stock were converted into 2,723,973 shares of Sellectek Incorporated, which represented approximately 28% of Sellectek's common stock (subsequently reduced to approximately 1 % and 3 % at April 30, 1999 and 1998, respectively). Sellectek's corporate name was changed to Glasgal Communications, Inc. and subsequently was changed to Datatec. This investment has been accounted for at cost as the Company's interest in Datatec was reduced below 20% and because the Company does not exercise control or influence over Datatec.

         On October 31, 1995, the Company completed a private placement involving a stock purchase agreement whereby the Company delivered to eight purchasers an aggregate of 580,000 shares of the common stock of Datatec held by the Company for $1,450,000 or $2.50 per share. As an inducement for the purchasers to grant the Company the right to repurchase the shares for a period of twenty-four months at a price of $2.75 per share, the Company agreed to deliver to such purchasers an aggregate of 80,560 shares of Datatec common stock held by the Company and to deliver to such purchasers (a) warrants to purchase for a period of twenty-four months an aggregate of 80,560 shares of Datatec common stock held by the Company at an exercise price of $3.00 per share of which warrants to purchase 52,778 shares were exercised in fiscal 1998: the time for exercise of the balance of such warrants has expired and
         (b) warrants to purchase for a period of twenty-four months an aggregate of 161,110 shares of the Company's common stock at an exercise price of $ .20 per share. The time for exercise of such warrants has expired. The Company in 1996 and 1998 recognized a gain of approximately $1,261,000 and $1,300,000, respectively, as a result of these transactions. With respect to the Company's option to repurchase 580,000 shares of common stock of Datatec, as set forth above, the time for exercise of such option has expired. At that time the Company did not have the financial ability to exercise such option because it was unable to sell its restricted Datatec shares for such purpose. The Company in July 1997 purchased 480,000 shares of Datatec common stock in a private placement by Datatec at a price of $3.87 per share. As an inducement for the Company to participate in such private placement, Datatec registered such shares.

         In October 1995 the Company issued to two individual lenders promissory notes in the aggregate principal amount of $350,000. Such notes were collateralized by a total of 200,000 shares of Datatec common stock held by the Company and bear interest at the rate of 10% per annum and became due on October 15, 1996. As an inducement for the noteholders to make the $350,000 loan to the Company, the Company agreed to deliver to such holders an aggregate of 19,444 shares of Datatec common stock held by the Company and to deliver to such holders (a) warrants to purchase for a period of twenty-four months an aggregate of 19,444 shares of Datatec common stock held by the Company at an exercise price of $2.00 per share, as adjusted, which were exercised during the fiscal year ended April 30, 1998 and (b) warrants to purchase for a period of twenty-four months an aggregate of 38,880 shares of the Company's common stock at an exercise price of $ .20 per share. The time for exercise of such warrants has been extended for an indefinite period. The Company in 1998 recognized a gain of approximately $100,000 as a result of these transactions.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

Note 2 - Continued

         During the years ended April 30, 1999 and 1998, Datatec common stock held by the Company was as follows:

                                                              April  30,
                                                              ----------
                                                         1999            1998
                                                         ----            ----

           Investment in Datatec consists of:
             Common Stock:
               Number of shares                          179,213         728,318
               Cost                                     $191,414      $1,548,107
               Fair market value based on current
               price per share of registered Datatec
               shares.                                  $470,434      $4,005,749


         Approximately 40,000 and 349,000 shares of Datatec common stock owned by the Company at April 30, 1999 and April 30, 1998, respectively, were held by noteholders as collateral. Such shares are subject to certain restrictions regarding transferability and sale.

         228,571 shares of Datatec common stock owned by the Company at April 30, 1998 were held by a noteholder as collateral for a loan approximating $1,600,000. The collateral was sold by such noteholder during the year ended April 30, 1999, and the proceeds from such sale amounted to approximately $976,000 and were used to reduce the outstanding balance of such notes to approximately $624,000.

         Summary financial information (unaudited)of Datatec as presented in its consolidated financial statements are as follows:

                                                               April 30,
                                                               ----------
                                                         1999            1998
                                                         ----            ----

                  Current assets                    $27,564,000      $25,025,000

                  Noncurrent assets                  13,039,000       12,788,000

                  Current liabilities                25,267,000       24,003,000

                  Long-term obligations                 607,000        3,342,000

                  Shareholders' equity               14,729,000       10,468,000



                             Year Ended           Year Ended          Year Ended
                              April 30             April 30,           April 30,
                                1999                 1998                1997
                                ----                 ----                ----

         Net Sales           $93,751,000          $76,084,000        $59,481,000
                             ===========          ===========        ===========

         Net Loss            $ (506,000)          $(3,986,000)      $(5,535,000)
                             ===========          ============      ============

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

Note 3 - Notes Receivable

(a)      Notes Receivable - Image Technology, Inc.
         In November and December 1998 the Company, in contemplation of a proposed merger, which was not consummated, advanced $300,000 to Image Technology, Inc., $250,000 of which was evidenced by promissory notes bearing interest at the rate of 6 1/2 % per annum. The notes are currently due.

(b)      Notes Receivable - Omnet Corp.
         In August 1998, the Company in contemplation of a proposed merger, which was not consummated, advanced $300,000 to Omnet Corp. evidenced by a promissory note, bearing interest at the rate of 61/2%. The note is due on August 20, 1999. The Company received principal payments aggregating $150,000 during August 1999.

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

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

Note 5 -   Deferred Income Taxes

         For federal income tax reporting purposes the Company has net operating losses which are available to offset future federal taxable income. Such losses expire as follows:

                                                   Approximate
                        Year Ending                    Amount
                        -----------                    ------
                           2005                     $  450,000
                           2006                      1,010,000
                           2007                        900,000
                           2009                        860,000
                           2010                      1,090,000
                           2011                        630,000
                           2012                        580,000
                                                    ----------
                                                    $5,340,000
                                                    ==========

         The deferred income tax asset as of April 30, 1999 and April 30, 1998 was reduced to zero by a valuation allowance due to uncertainties concerning their realization at those dates.

         The deferred income tax asset consists of the following:

                                          Year Ended April 30,
                                          --------------------
                                  1999                             1998
                                  ----                             ----

         Net operating loss    $ 2,136,000                     $ 1,904,000

         Valuation allowance   $(2,136,000)                    $(1,904,000)
                               ------------                    ------------
                               $    -                          $    -
                               ============                    =============



         The following is a reconciliation of the federal income tax rate to the actual effective income tax rate as a percentage of pretax income:

                                                        Year Ended April 30,
                                                        --------------------
                                                   1999         1998        1997
                                                   ----         ----        ----

         Statutory federal income
           tax rate                               34.0%        34.0%       34.0%

         State and local income taxes,
           net of federal tax benefit              6.0          6.0         6.0
                                                 -------      -------     ------
                                                  40.0         40.0        40.0
         Less: change in deferred income tax
              valuation allowance                (40.0)       (40.0)      340.1
                                                 -------      -------     ------
                                                     0%           0%      380.1%
                                                 =======      =======     ======

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

Note 6 -   Notes Payable - Officers and Shareholders

           During the year ended April 30, 1999 the chairman of the board of the company advanced $50,300 to the Company of which $20,300 was repaid. This obligation is unsecured and payable upon demand. No interest has been accrued on this obligation as of April 30, 1999.

Note 7 - Notes Payable - Other

(a)      The  Company  is  obligated  under  8% notes  payable including accrued interest. In addition the holders of certain of these notes received warrants which expired in November 1998 to purchase 750,000 shares of common stock exercisable at $ .05 per share and 500,000 shares exercisable at $.20 per share. Other holders can convert their notes into equity securities under certain conditions on terms which have not yet been determined.

                                             April 30,
                                             ---------
                                       1999              1998
                                       ----              ----
                                   $  953,628        $2,196,346


(b) The Company is obligated under a 7% note payable, including accrued interest, to pay $256,568 to Mark Solutions, Inc. The note is due in October 1999. Mark Solutions is holding as collateral a security interest in the notes receivable from Image Technology, Inc. amounting to $307,827, including interest.

                                      256,568              -

(c) Financing relating to insurance costs bear interest at rates ranging from 8.17% to 9.5% per annum.

                                         -               45,016
                                    ---------         ---------
                                    1,210,196         2,241,362
         Less: Current Maturities   1,210,196         2,241,362
                                    ---------         ---------
                                   $     -           $     -
                                    =========        ==========

         The carrying value of the Company's long-term debt approximates its fair value.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 30,1999

Note 8 -   Stockholders' Equity

         During the years ended April 30, 1999 and 1998, the Company had 6,488,517 outstanding Redeemable Class A Warrants, expiring on September 30, 1999, as extended. Each warrant entitles the holder to purchase one share of common stock and receive a Redeemable Class B Warrant which also expires on September 30, 1999, as extended. As a result of a private placement of Convertible Preferred Stock which was completed in October 1992, the exercise prices of the Class A and Class B Warrants were adjusted so that for $1.00 and the exercise of one Class A Warrant the holder will receive 1.8868 shares of the Company's common stock ($ .53 per share) and a Class B Warrant. For $ .75 and the exercise of a Class B Warrant, the holder will receive one share of the Company's common stock.

         During October 1992, the Company completed a private placement of 100 units. Each unit consisted of 50,000 shares of Convertible Preferred Stock and 25,000 warrants each to purchase one share of common stock at $1 per share through June 1997, as extended. The Convertible Preferred Stock is convertible into common stock (the "conversion shares") at any time on or after January 1, 1993, at the election of the holders, provided that the conversion shares are registered, or an exemption from registration is available, at an initial conversion rate of three shares of common stock for each share of convertible preferred stock, at a conversion price of $ .20. The conversion price is subject to adjustment from time to time in the event of (i) the issuance of common stock as a dividend or distribution of any class of capital stock of the Company; (ii) the combination, subdivision or reclassification of the common stock; (iii) the issuance to all holders of common stock of rights or warrants to subscribe for or purchase common stock at a price per share less than the then current conversion price and the then current market price of the common stock; (iv) the distribution to all holders of common stock of evidence of the Company's indebtedness or assets (including securities, but excluding cash dividends or distributions paid out of earned surplus); (v) the issuance of common stock, or securities convertible into common stock, at a price per share less than the then current conversion price and the then current market price of common stock (excluding dividends on preferred stock paid in common stock). No adjustment in the conversion price is required until cumulative adjustments require an adjustment of at least 1% in such conversion price.

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

         In September 1994, the Company, in consideration of services rendered, granted to Capital Vision Group, Inc. a warrant to purchase 95,000 shares of the Company's common stock at an exercise price of $ .20 per share. Such warrant expired on November 23, 1998. For financial reporting purposes, no value has been assigned to this transaction.

         During 1996, in consideration of an adjustment to outstanding indebtedness to a law firm for services rendered, such firm agreed to accept 320,000 shares of the Company's common stock having a value of $24,000 at the date of the adjustment. The issuance of such shares is subject to availability. During 1998 in consideration of providing an open line of credit of $225,000 to the Company, the Company issued to the wife of one of its officers warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $ .20 per share. The time for exercise of such warrants expires in 2002. At April 30, 1999, the Company's obligation under this line of credit amounted to approximately $94,370. This obligation is included under notes payable, other and as secured by 40,000 shares of Datatec common stock owned by the Company. In consideration of the holder's forbearance for an initial thirty day period to seek payment of the Note or to sell the

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 30,1999
Note 8 -   Continued

         Collateral, the Company has agreed to pay in addition to the required interest payments, an amount in cash equal to 10% of any increase in the market price of Datatec common stock in excess of $2.75 multiplied by the number of shares comprising the Collateral at the time of repayment of the Note. The Company has also agreed to pay an additional 1% of any such increase for each 30 day period or portion thereof after the initial 30 day period. The Company has also agreed to issue and deliver warrants in the surviving entity in connection with any business combination involving the Company. The holder can terminate the agreement at any time after August 20, 1999.

         During fiscal 1999 and 1998 the President of the Company provided office space to the Company. The charge for 1999 was $12,000 and was credited to Notes receivable-officers. For fiscal 1998 the space was provided at no charge. The value assigned to such 1998 gift was $12,500 and was credited to capital in excess of par value.

Note 9 -   Incentive Stock Option Plan

         In 1988, the Company adopted an Incentive Stock Option Plan under which options may be granted to officers and other key employees. An aggregate of 750,000 common shares are authorized for issuance under the Plan. The option price may not be less than the fair market value (or for owners of more than 10% of the outstanding stock, 110% of the fair market value) of the common stock on the date of the grant of the option. Options granted under the Plan are intended to be "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. Such options expire on May 27, 2002.

         Options granted are exercisable in such installments and during such period as are determined by the board of directors, but in no event is an option exercisable more than ten years from the date the option is granted.

         The status of the options granted under the Incentive Stock Option Plan is as follows:

         Years Ended April 30, 1997 and 1998 and 1999

         Outstanding at May 1, 1996,
           1997 and 1998                     452,809   $ .19 to $1.16   $206,995
              Granted                           -              -            -
              Terminated                        -              -            -
              Exercised                         -              -            -
                                             --------                   --------
         Outstanding at April 30, 1997,
           1998 and 1999                     452,809   $ .19 to $1.16   $206,995
                                             =======                    ========
              Exercisable                    452,809   $ .19 to $1.16   $206,995
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

         The status of the options granted under the New Incentive Stock Option Plan, which is subject to stockholder approval, is as follows:

         Outstanding at April 30, 1996,
           1997 and 1998                   1,000,000   $ .63 to $ .69   $657,700
              Granted                           -              -            -
              Terminated                        -              -            -
              Exercised                         -              -            -
                                           ---------                    --------
         Outstanding at April 30, 1997,
           1998 and 1999                   1,000,000   $ .63 to $ .69   $657,700
                                           =========                    ========
              Exercisable                       -              -            -
                                           =========                    ========
                                       33

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

Note 9 - continued

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

Note 10 - Related Party Transactions

         During the years ended April 30, 1999, 1998 and 1997 the Company purchased products totaling approximately $0, $0, and $305,000, respectively, from a corporation which is owned and operated by a principal stockholder and executive vice president of the Company. During the fiscal years ended April 30, 1999, 1998 and 1997 the Company incurred product development expenses of approximately $0, $ 0, and $24,000, respectively, payable to this corporation.

         During the fiscal year ended April 30, 1999, the Company incurred consulting fees totaling $143,000 in connection with activities taken on its behalf by its Chairman to develop new business or merger opportunities. In addition, during the year ended April 30, 1999, the Chairman also advanced $50,300 to the Company of which $20,300 was repaid prior to April 30, 1999.

         During each of the years ended April 30, 1999, 1998 and 1997, the Company paid approximately $72,000 to an officer for legal services rendered.

         As of April 30, 1999 and April 30, 1998 the Company held 8% notes receivable from certain officers aggregating approximately $97,600, and $99,000, respectively, including interest. Interest income for the years ended April 30, 1999, 1998, and 1997 on officers' loans totaled approximately $6,700, $4,900, and $6,000, respectively.

Note 11 - Commitments and Contingencies

   (a)   License Agreements

         The Company has the right to use product names and designs under license agreements with designers. These agreements require the Company to pay royalties ranging from 5% to 10% of sales.

         For the years ended April 30, 1999, 1998, and 1997 approximately 0, 0 and 77%, respectively, of sales were the licensed products, Little Sleepy Eyes and Lamb Chop.

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

Note 11 - continued

   (b)   Major Customers

         The Company had sales to major customers during the years ended April 30, 1999, 1998, and 1997 as follows:

                                                        % of Total Sales
         Year Ended               Number of              Attributable to
          April 30             Major Customers           Major Customers
          --------             ---------------           ---------------
             1999                   0                            0
             1998                   0                            0
             1997                   2                           86

Note 12 - Subsequent Events

   (a) In June 1998, the Company's subsidiary, Amerawell Products, Limited (Amerawell) commenced a lawsuit in the Superior Court of New Jersey against Toys R Us (TRU) for products shipped and delivered to TRU amounting to approximately $185,000, which has not been paid. TRU has answered the complaint, denying liability. TRU, in the same proceeding, named the Company as a third party defendant alleging, among other things, that the Company breached its contract with TRU regarding advertising such products and that the Company because of its relationship to Amerawell or as a result of its own conduct was liable for all the damages suffered by TRU allegedly amounting to approximately $250,000. The Company's management believes that the Company has a meritorious defense.

         In December 1998 the Company was also served with a complaint through its designated agent in Delaware by Chieftain LLC, a California limited liability corporation, and Leonard Mahowa in connection with a lawsuit brought in the State of California. The complaint was primarily directed against Medical Device Alliance, Inc. (MDA) a Nevada corporation engaged in the business of marketing, selling and leasing an ultrasonic liposuction system. The case generally involves the issuance of securities by MDA in a private placement. The Company is a named defendant for alleged conspiracy to defraud, conspiracy to divert assets and for undetermined damages for alleged ultra vires transactions which allegedly arose out of MDA's purchase of stock and notes from the Company's preferred stockholders and noteholders in the aggregate amount, at September 10, 1999, of approximately $2,475,000. The Company believes that such allegations are without merit and has retained California counsel to defend it in this matter.

   (b) From May 1, 1999 through September 10, 1999, the Company sold 70,000 shares of Datatec stock for an aggregate sales price of $218,822. The proceeds from such sales were used to fund the Company's operating activities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers and directors of the Company at April 30, 1999.

    NAME                     AGE        POSITION
    ----                     ---        --------
    Joseph M. Salvani         42        Chairman of the Board and
                                        Principal Executive Officer

    Peter L. Schneider        47        President and Director


    Barry A. Rosner           56        Vice President, Treasurer,
                                        Director and Principal
                                        Financial Officer

    Y.S. Ling                 54        Executive Vice President,
                                        International Operations

    William B. Rodman         60        Secretary


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

JOSEPH M. SALVANI has been Chairman of the Board of Directors and Principal Executive Officer of the Company since August 10, 1992. From 1981 to 1986 Mr. Salvani was the Senior Chemical Industry Analyst and also held the position of Senior Vice President at Goldman, Sachs & Co. From 1986 to 1989 he was a general partner and Hedge Fund Manager of Steinhardt Partners. From 1989 to 1991, he was a managing partner of EGS Partners with the responsibilities of managing performance-based hedge funds and raising funds for small companies. Beginning in early 1991, Mr. Salvani became President of Salvani Investments. In addition, Mr. Salvani was a registered broker with Brookehill Equities Inc. from March 1991 to July 31, 1992. Mr.Salvani is a graduate of Rutgers College with Bachelor of Science degrees in Accounting, Economics and Finance. He also holds a Master's degree in Business Administration from Columbia University. Mr. Salvani devotes approximately 65% of his time to the Company's affairs.

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

BARRY A. ROSNER is a Vice President and Treasurer of the Company and was elected a director in 1988. He has been an independent Certified Public Accountant since 1968 and since that date has operated as a sole practitioner. Prior to that he held positions with various public accounting firms from 1965 to 1968. Mr. Rosner was graduated from the State University at Buffalo in 1964 with a Bachelor of Science degree in Business Administration. He is a member of the New Jersey State Society of Certified Public Accountants. Mr. Rosner devotes a limited amount of his time to the Company's affairs.

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

During the fiscal year ended April 30, 1999, the Board of Directors of the Company held three meetings. No member of the Board of Directors attended fewer than 75% of the meetings of the Board in the fiscal year ended April 30, 1999. There is no Executive Committee or Audit Committee. The Board as a whole serves as a Nominating Committee, Compensation Committee and Stock Option Committee. Directors receive no compensation for serving in such capacity.

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

The Board of Directors has reviewed the compensation for each of the executive officers for fiscal year 1999 and determined that, in its opinion, the compensation of such officers was reasonable.

The only officer or director who received aggregate remuneration in excess of $60,000 during the fiscal year ended April 30, 1999 was Peter Schneider, who received $188,333. The total aggregate remuneration received during such period by all of the officers and directors as a group was $230,333. Other non-cash compensation such as the use of an automobile provided by the Company and payment of premiums for insurance for the benefit of Mr.Schneider did not exceed 10% of the cash compensation paid to Mr.Schneider or to all executive officers as a group.

Other than as described below, the Company has no pension or profit-sharing plan or other contingent forms of remuneration. No employee has a written employment agreement at April 30, 1999.

The following table summarizes compensation paid by the Company for services rendered during 1999, 1998, and 1997 by the Principal Executive Officer and all other compensated executives of the Company (collectively, together with the Principal Executive Officer, the "Executive Officers") other than the Principal Executive Officer.

                                                           SUMMARY COMPENSATION TABLE

                                Annual Compensation                                           Long Term Compensation
                                -------------------                                           ----------------------
                                                                                           Awards                  Payments
                                                                                           ------                  --------
                                                                                                 Securities
                                                                                   Restricted     Underlying
                                                                 Other Annual        Stock        Options/                    All
Name and Principal Position     Year  Salary($)   Bonus($)      Compensation($)     Awards($)      SARS($)      LTIP($)     Other(s)
---------------------------     ----  --------    --------      ---------------     ---------      -------      -------     --------

Joseph M. Salvani               1999     -            -                 -              -             -             -           -
Chairman of the
Board and Principal
Executive Officer               1998     -            -                 -              -             -             -           -

                                1997     -            -                 -              -             -             -           -

Peter L. Schneider              1999  188,333         -                 -              -             -             -           -
President and
Director
                                1998  200,000         -                 -              -             -             -           -

                                1997  179,334         -                 -              -             -             -           -

Y.S. Ling                       1999     -            -                 -              -             -             -           -
Executive Vice President

                                1998     -            -                 -              -             -             -           -

                                1997     -            -                 -              -             -             -           -

--------------------------------

For information regarding Stock Options, see following tables.

                       OPTIONS GRANTED IN LAST FISCAL YEAR
There were no stock options granted to the executive officers during the fiscal year ended April 30, 1999.

The following table sets forth information with respect to Executive Officers concerning unexercised options held as of the fiscal year ended April 30, 1999. None of the Executive Officers exercised options during the fiscal year ended April 30, 1999. No options were repriced during the fiscal year ended April 30, 1999.




                                                    AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1999
                                                          AND FISCAL YEAR-END OPTION VALUES

                                                                                                Value of Unexercised
                                                              Number of Unexercised            In-the-Money Options at
                                                            Options at Fiscal Year End             Fiscal Year End
                                                            --------------------------             ---------------
                            Shares
 Name                  Exercised(#)    Value Realized($)    Exercisable    Unexercisable*    Exercisable     Unexercisable*
 ----                  ------------    -----------------    -----------    -------------     -----------     -------------

Joseph Salvani
  Chairman of the
  Board and Principal
  Executive Officer......   0                   0             86,505             0                 0                0
Peter L. Schneider
  President..............   0                   0            136,304        1,900,000              0                0
Y.S. Ling
  Executive Vice
  President..............   0                   0               0           1,900,000              0                0
Barry A. Rosner
  Vice President,
  Treasurer and Principal
  Financial Officer......   0                   0             55,000          230,000              0                0
William B. Rodman
  Secretary..............   0                   0             70,000          230,000              0                0

* Granted subject to stockholder ratification.

              LONG TERM INCENTIVE PLANS-AWARDS IN FISCAL YEAR 1999

There were no long term incentive plans-awards granted to the Executive Officers during the fiscal year ended April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At September 20, 1999, the directors and officers of the Company and their affiliates owned 2,680,068 shares of Common Stock representing approximately 30% of the issued and outstanding shares of Common Stock.

The following table sets forth, as of September 20, 1999, the holdings of voting securities of the Company by those persons owning of record or known by the Company to own beneficially or otherwise to have voting or dispositive control over 5% or more of any class of the Company's securities, the holdings by each director, and the holdings by all of the officers and directors of the Company as a group.

Title         Name and Address of              Amount and Nature        Percent
of Class      Beneficial Owner(1)              of Beneficial              Of
--------      -------------------              Ownership(2)              Class
                                               ------------              -----

Common        Peter L. Schneider               2,548,232 shs.(3)(4)       28.0%
Common        Y.S. Ling                        1,201,616 shs.             13.3%
Common        Barry A. Rosner                          0 shs.(5)            -
Common        Joseph Salvani                           0 shs.(6)            -
Common        All Directors and Officers       2,680,068 shs.(7)            30%
              as a Group (6 Persons)
Convertible   Medical Device Alliance, Inc.    3,000,000 shs.(8)            60%
Preferred     3800 Howard Hughes Parkway
              Suite 1800
              Las Vegas, NV  89109
Convertible   Brookehill Equities, Inc.          275,000 shs.              5.5%
Preferred     545 Madison Avenue
              New York, NY 10022
Convertible   All Directors and Officers               0 shs.                0%
Preferred     as a Group (6 Persons)


(1) The mailing address for Messrs. Schneider, Ling, Rosner and Salvani is 637 Wyckoff Avenue #194 Wyckoff, NJ 07481.
(2)       All shares are directly held except as otherwise stated.
(3) Includes 1,201,616 shares of Common Stock beneficially owned by Mr. Schneider because of a proxy given to him by Y.S. Ling. Mr. Schneider may be deemed to be a control person.
(4) Does not include options to purchase 136,304 shares of Common Stock which became exercisable in May 1993.
(5) Does not include options to purchase 55,000 shares of Common Stock which became exercisable in May 1993.
(6)       Does  not  include  options under the Company's Incentive Stock Option
          Plan to purchase an additional 86,505 shares of Common Stock which became exercisable in September 1993.
(7) Does not include options under the Company's Incentive Stock Option Plan to purchase an additional 363,890 shares of common stock which became exercisable in September 1993.
(8) Also acquired approximately $1,600,000 of the Company's outstanding notes, all of which are past due, and which, after giving effect to the receipt of proceeds from the sale of collateral, amounted to approximately $673,000 at September 20,1999.See "Certain Relationships and Related Transactions."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 1999, the Company did not purchase any products from either Toy World or Well World, each of which is owned and operated by Y.S. Ling, a principal stockholder and Executive Vice President of the Company. In fiscal 1998 and 1997, there were purchases totaling approximately $0, and $305,000, respectively. During the fiscal years ended April 30, 1999, 1998 and 1997, the Company incurred product development expenses of approximately $0, $18,000, and $24,000, respectively, payable either to Toy World or to Well World.

During the year ended April 30, 1993, Peter Schneider, the former Chairman of the Board of Directors, and currently the President and a principal stockholder of the Company, borrowed $54,685 from the Company. Mr. Schneider signed a promissory note for such amount which bears interest at the rate of 8% per annum (the "Schneider Note"). The Schneider Note was due on April 29, 1994, was rolled over and was due on August 10, 1997. Such loan has not yet been repaid. The amount due, including accrued interest, was $97,652.81 at April 30, 1999.

At April 30, 1996, Howard Peretz, a former Executive Vice President, had borrowed an aggregate of approximately $26,000 from the Company. Mr. Peretz signed promissory notes which bear interest at the rate of 5% per annum and which were payable upon demand. Such obligation was assumed by a third party in October 1996 and has not been paid. The obligation, amounting to approximately $38,800 at April 30, 1997 was written off by the Company at April 30, 1997.

During 1998 in consideration of the wife of one of the Company's officers providing an open line of credit of $225,000 to the Company, the Company issued to her warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.20 per share. The time for exercise of such warrants expires in 2002. At April 30, 1999, the Company's obligation under this line of credit amounted to approximately $94,375.00. Such obligation is secured by 40,000 shares of Datatec common stock owned by the Company. In consideration of such holder's forbearance for an initial thirty day period to seek payment of the Note or to sell the collateral, the Company has agreed to pay her, in addition to the required interest payments, an amount in cash equal to 10% of any increase in the market price of Datatec common stock in excess of $2.75 multiplied by the number of shares comprising the collateral at the time of repayment of the Note. The Company has also agreed to pay such holder an additional 1% of any such increase for each thirty day period or portion thereof after the initial thirty day period. The Company has also agreed to issue and deliver to such holder warrants in the surviving entity in connection with any business combination involving the Company. Such holder can terminate the agreement at any time after August 20, 1999.

The loans to officers referred to above were made on terms favorable to the borrowers. The Company considers making loans to its officers on a case-by-case basis. Currently, the Company is not considering making any such loans. The Company paid Mr.Rodman for professional services rendered $68,000 for fiscal year 1999 and $72,000 for the fiscal years ended April 30, 1998 and 1997.

On March 6, 1991, as part of a private replacement of its securities, the Company entered into lending agreements with Mr. Charles Lieberman, Mr. Ira Lamster and Mrs. Barbara Rosner whereby the Company borrowed $230,000, $32,000 and $11,500 from such persons, respectively, for a period of six months at a semiannual rate of interest of 14.5%. As an inducement for such persons to enter into such transactions, the Company agreed to sell to such persons on a restricted basis 14,286, 2,000 and 714 shares of Common Stock, respectively, for an aggregate consideration of $22,312 or approximately $1.31 per share. In April 1991, the Company entered into negotiations with Mrs. Rosner which resulted in the reduction of the Company's note to Mrs. Rosner, referred to above, from $11,500 to $1,233. In October 1991, the Company paid off $32,000 (plus accrued interest) with respect to such loans. At such time the Company renegotiated the balance of such loans (plus accrued interest) and issued new notes, maturing in one year, amounting to $276,000 with interest thereon at the annual rate of 10%. At April 30, 1999 such loans, after giving effect to partial repayments, amounted to $0. Such notes, which are past due, were acquired by MDA and the collateral for such loans consisting of 228,571 shares of Datatec common stock owned by the Company and pledged to MDA were sold by MDA and the proceeds from such sale amounting to approximately $976,000 were used to reduce the outstanding and past due notes purchased by MDA from various noteholders. For information regarding the holdings of such company of the Company's Convertible Preferred Stock see "Security Ownership of Certain Beneficial Owners and Management."

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

*2.0  - Common  Stock   Purchase  Agreement  between  the  Company  and  Glasgal
Communications, Inc. (filed with Annual Report on Form 10-K for the fiscal year ended April 30, 1995 as Exhibit 2.0)

*3.1 - Certificate of Incorporation of the Company (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as
Exhibit 3.1)

*3.2 - Certificates of Amendment of the Certificate of Incorporation(filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as Exhibit 3.2)

*3.3 - Certificate of Designations of Convertible Preferred Stock (filed with Registration Statement on Form SB-2, File No. 33-58592, effectiveness pending, as Exhibit 3.3)

*3.4 - By laws of the Company, as amended(filed with Annual Report on Form 10-K for the fiscal year ended April 30, 1990 as Exhibit 3.3)

*4.1 - Specimen Common Stock Certificate (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as Exhibit 4.1)

*4.2 - Form of Warrant Agreement relating to Redeemable Class A Warrants and Redeemable Class B Warrants (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as Exhibit 4.3)

*4.3 - Specimen Redeemable Class A Warrant Certificate (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as
Exhibit 4.4)

*4.4 - Specimen Redeemable Class B Warrant Certificate (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as
Exhibit 4.5)

*10.1 - Incentive Stock Option Plan of the Company (filed with Registration Statement on Form S-18, File No. 33-24473-NY, effective November 9, 1989 as
Exhibit 10.4)

*10.2 - Loan and Security Agreement between the Company and Datatec Systems,Inc. (formerly Glasgal Communications,Inc.)(filed with Registration Statement on Form SB-2, File No. 33-58592, effectiveness pending, as Exhibit 10.15)

*10.3 -Agreement and Plan of Merger and Reorganization, dated as of November 30, 1998, by and among the Company, Image Technology Corp. and Image Acquisition Corp. (filed as an exhibit to Form 8-K, dated December 1, 1998)

21    - List of Subsidiaries: Amerawell Products, Ltd., a Hong Kong corporation

23    - Auditors' Consent

24    - Power of Attorney

27    - Financial Data Schedule
------------------------------------


*Incorporated herein by reference.

(b) FINANCIAL STATEMENT SCHEDULES

      None

(c) REPORTS ON FORM 8-K

      Form 8-K, dated June 15, 1999, regarding the nonpayment of payroll taxes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Wyckoff, State of New Jersey on the 30th day of September 1999.

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

   Signature                      Title                               Date
   ---------                      -----                               ----

Joseph M. Salvani          Chairman of the Board and          September 30, 1999
                           Principal Executive Officer

Peter L. Schneider         President and Director             September 30, 1999

Barry A. Rosner            Vice President-Finance,            September 30, 1999
                           Treasurer and Principal
                           Financial and Accounting
                           Officer and Director

Joseph M. Salvani
Peter L. Schneider         All of the Directors               September 30, 1999
Barry A. Rosner

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