Form 10-Q
period 1999-07-31
DIRECT CONNECT INTERNATIONAL INC
filed 1999-10-13
CIK 840815

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999.
         -------------
                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM___________       TO___________.                          .

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

Registrant's telephone number, including area code -(201) 445-2101
                                                    --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999: 9,062,066
                                   ---------

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                ------------------------------------------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                           PAGE NO

          Item 1.  Financial Statements

                   Condensed Consolidated
                   Balance Sheets -
                   July 31, 1999 and
                   April 30, 1999                                           3

                   Condensed Statements
                   Of Consolidated
                   Operations - Three
                   Months Ended July 31,
                   1999 and July 31, 1998                                   4

                   Condensed Statements
                   Of Consolidated Cash
                   Flows - Three Months
                   Ended July  31, 1999
                   and July 31, 1998                                        5

                   Notes to Financial Statements                            6

          Item 2.  Management's Discussion
                   and Analysis of Results
                   of Operations and
                   Financial Condition                                    7 - 12

PART II. OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K                        13


          Signatures                                                       14

     PART 1.          FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                Direct Connect International Inc. and Subsidiary
                          Consolidated Balance Sheets

                                     ASSETS

                                                                                 July 31, 1999         April 30, 1999
                                                                                 --------------        --------------

                                                                                              (Unaudited)
Current assets
     Cash and cash equivalents                                                      $14,078               $47,004
     Notes Receivable, including accrued interest-Image Technology Inc.             312,742               307,827
     Notes Receivable, including accrued interest-Omnet Corp                        318,378               313,463
     Investment in Datatec, at cost                                                 143,109               191,414
     Prepaid expenses and other current assets                                       39,168                 6,492
                                                                                    -------               -------
                             Total current assets                                   827,475               866,200
                                                                                    -------               -------
Property and equipment , at cost
     Furniture and fixtures                                                          17,425                17,425
     Less: accumulated depreciation                                                   8,843                 8,583
                                                                                     ------                ------
                                                                                      8,582                 8,842
                                                                                     ------                ------
Notes receivable - officers                                                          96,369                97,662
                                                                                     ------                ------
                             Total assets                                          $932,426              $972,704
                                                                                   ========              ========
                          LIABILITIES and STOCKHOLDERS' EQUITY  (DEFICIT)
Current liabilities
     Accounts payable                                                              $342,013              $339,207
     Accrued expenses and taxes payable                                             325,573               285,005
     Notes payable-officers and stockholders                                         30,000                30,000
     Notes payable, including accrued interest-other                              1,269,692             1,210,196
                                                                                  ---------             ---------
                             Total current liabilities                            1,967,278             1,864,408
                                                                                  ---------             ---------
                             Total liabilities                                    1,967,278             1,864,408
                                                                                  ---------             ---------
Stockholders' equity (deficit)
       Convertible preferred stock:
            Authorized 5,000,000 shares, $.001
            Par value; issued and outstanding-
            5,000,000 shares                                                          5,000                 5,000
       Common stock:
            Authorized 15,000,000 shares, $.001
            Par value; issued and outstanding-
            9,062,066 shares                                                          9,062                 9,062
       Capital in excess of par value                                             5,160,949             5,160,949
       Accumulated deficit                                                       (6,209,863)           (6,066,715)
                                                                                 -----------           -----------
            Total stockholders' equity (deficit)                                 (1,034,852)             (891,704)
                                                                                 -----------           -----------
            Total liabilities and stockholders'
                  equity  (deficit)                                                $932,426              $972,704
                                                                                 ===========           ===========




                Direct Connect International Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                For the Three Months Ended
                                                --------------------------

                                          July 31,1999              July 31,1998
                                          ------------              ------------
                                                        (Unaudited)
                                                        -----------

Sales                                         $0                         $0
                                              ---                        ---
Costs and expenses
  General and administrative expenses       238,111                   246,058
                                            -------                   -------
                                            238,111                   246,058
                                            -------                   -------
Operating loss                             (238,111)                 (246,058)
Gain on sale of securities                  104,470                   813,280
Interest income                              11,571                     1,862
Interest expense                            (21,079)                  (59,545)
                                           ---------                 ---------
Net income (loss)                         $(143,149)                  $509,539
                                          ==========                 =========
Earnings (loss) per common share            $(0.02)                     $0.03
                                          ==========                 =========




                Direct Connect International Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                      For Three Months Ended
                                                                                      ----------------------
                                                                                July 31, 1999        July 31, 1998
                                                                                -------------        -------------
                                                                                            (Unaudited)

Cash flows from operating activities
      Net income (loss)                                                          $(143,149)             $509,539
                                                                                 ----------             --------
      Adjustments to reconcile net income (loss)
         to net cash provided by (used in) operating activities:
         Depreciation                                                                  260                 ---
         Gain on sale of Datatec stock                                            (104,469)             (813,280)
      (Increase) decrease  in assets
         Prepaid expenses and other current assets                                 (32,676)               21,032
      Increase (decrease) in liabilities
         Accounts payable                                                            2,806               (60,442)
         Accrued expenses and taxes payable                                         40,568               (53,855)
                                                                                 ----------             ---------
      Total adjustments                                                            (93,511)             (906,545)
                                                                                 ----------             ---------
      Net cash (used in) operating activities                                     (236,660)             (397,006)
                                                                                 ----------             ---------
Cash flows from investing activities
      Notes receivable-officers, increases                                          (1,707)               (4,775)
      Notes receivable-officers, decreases                                           3,000                 ---
      Proceeds from sale of Datatec stock                                          152,775             1,285,663
      Increase in notes receivable-Image                                            (4,915)                ---
      Increase in notes receivable-Omnet                                            (4,915)                ---
                                                                                 ----------           -----------
      Net cash provided by investing activities                                    144,238             1,280,888
                                                                                 ----------           -----------
Cash flows from financing activities
      Increase in notes payable-other                                               76,185                ---
      Decrease in notes payable-other                                              (16,689)           (1,274,462)
      Increase in paid in capital                                                    ---                   3,000
                                                                                 ----------           -----------
      Net cash (used in) provided by financing activities                           59,496            (1,271,462)
                                                                                 ----------           -----------
Net increase  (decrease) in cash and cash equivalents                              (32,926)             (387,580)
Cash and cash equivalents at beginning of period                                    47,004               437,869
                                                                                 ----------           -----------
Cash and cash equivalents at end of period                                         $14,078               $50,289
                                                                                 ==========           ===========
Supplemental disclosure of cash flows information
      Cash paid during the three months for interest                                 $0                    $0
                                                                                 ----------           -----------



                        DIRECT CONNECT INTERNATIONAL INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of July 31, 1999, (b) the results of operations for the three months ended July 31, 1999 and July 31, 1998 and (c) changes in cash flows for the three months ended July 31, 1999 and July 31, 1998.

2. Refer to the audited financial statements for the fiscal year ended April 30, 1999 for details of accounting policies and accounts, none of which have changed significantly in composition since that date.

3. Financial results for the interim period ended July 31, 1999 may not be indicative of the financial results for the fiscal year ending April 30, 2000.

4. The Company has available carry forward losses applicable to the reduction of future Federal income taxes aggregating approximately $5,340,260 at December 31, 1998 and which expire during various years through 2012.

5.       As  reported,  the  Company  holds  shares  of  common stock of Datatec
         Systems, Inc.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General
-------

The Company had no revenues from operations for the three months ended July 31, 1999, and unless the Company develops business opportunities or enters into management arrangements with other companies, as it has done in the past, the Company will have to sell assets to pay its obligations as they become due, although there can be no assurance that there will be sufficient assets to do so.

Net Sales
---------

Net sales for the three months ended July 31, 1999 and July 31, 1998 were $0.

The Company will have to develop business opportunities; however, there can be no assurance that it will be able to do so on a commercially viable basis.

At July 31, 1999, the Company did not have a backlog of orders from its customers.

Gross Profit
------------

Gross Profit percentage for the three months ended July 31, 1999 and July 31,1998 was 0%.

Other Income
------------

Gain on sale of Datatec securities amounted to approximately $100,000 for the three months ended July 31,1999 as compared to approximately $800,000 for the three months ended July 31, 1998. The decrease for the three month period ended July 31, 1999 was due to the difference in the number of shares, selling price and cost basis in connection with the sale of Datatec shares held by the Company.

General and Administrative Expenses
-----------------------------------

General and administrative expenses for the three months ended July 31, 1999 were $238,111 as compared to $246,058 for the three months ended July 31, 1998. Professional fees were $50,729 for the three months ended July 31,1999 as compared to $31,745 for the three months ended July 31, 1998. The increase was due to additional services rendered in connection with potential merger transactions and for services rendered in connection with other legal matters.

For the three months ended July 31,1999, salaries were $96,969 which was approximately the same amount as the salaries for the three months ended July 31, 1998, after giving effect to the inclusion of $32,933 which was listed, for the three months ended July 31, 1998, under General and Administrative Expenses, rather than listed specifically under salaries for that period.

Travel and entertainment expenses amounted to $30,446 for the three months ended July 31, 1999 as compared to $19,224 for the three months ended July 31, 1998. Such increase resulted from the Company's efforts to develop business or merger opportunities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the next twelve months, in addition to meeting its operating needs, the Company will have notes payable in the amount of approximately $1,300,000. The Company will not be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company owns approximately 100,000 shares of common stock of Datatec and may, from time to time, sell a portion of such shares. There can be no assurance that the Company will be able to obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations.

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

In that connection, the Company signed a merger agreement, dated as of November 30, 1998 (the Agreement), with Image Technology Corp. (Image) whereby the Company would merge into a subsidiary of Image, and the Company would become the surviving corporation. The Company's shareholders would receive, subject to adjustment, approximately 25% of Image's issued and outstanding common stock after the merger.

The Agreement is subject to receipt by the Company's Board of Directors of a fairness opinion by an independent financial consultant or investment banking firm and shareholder approval. The Agreement is also subject to approval of Image's shareholders.

In anticipation of the proposed merger, the Company loaned Image, for working capital purposes, the principal amount of $260,000 with interest at the rate of six and one-half percent (6-1/2%) per annum. The promissory note, dated November 30, 1998, evidencing the obligation is due, in the event that the Agreement is terminated, on or before the 30th day after such termination.

The Agreement provides that at the time of filing of the Certificate of Merger in Delaware, the Company will have at least $1,000,000 of unrestricted free cash together with a sufficient sum of liquid tangible assets to pay all outstanding liabilities and all other fees of the Company in connection with the merger. In addition, Image will use its best efforts to raise a minimum of $2,000,000 of additional capital during the period ending September 30, 1999, which has not occurred. If Image fails to raise such additional capital, then the holders of Image's common stock, at the date of execution of the Agreement, will be entitled to increase their aggregate holdings so as to be equivalent to 85% of the outstanding shares of Image common stock at the time of filing of the Certificate of Merger, thereby reducing the holdings of the Company's shareholders of Image common stock after the merger from 25% to 15%.

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

For the three months ended July 31,1999 the Company used cash from operations in the amount of $236,660 as compared to using $397,006 from operations for the three months ended July 31, 1998. The Company provided $59,496 from its financing activities for the three months ended July 31, 1999 as compared to using $1,271,467 from its financing activities for the three months ended July 31, 1998. These amounts also reflect a reduction of the Company's notes payable.

For the three months ended July 31,1999, the Company provided $144,238 from its investing activities as compared to providing $1,280,888 for the three months ended July 31, 1998. Included in the amount for the three months ended July 31, 1999 were proceeds in the amount of $152,775 from the sale of 50,000 shares of Datatec stock. Cash flows for the three months ended July 31, 1998 included $1,285,663 from the sale of 294,313 shares of Datatec stock held by the Company.

During 1998 in consideration of providing an open line of credit of $225,000 to the Company, the Company issued to the wife of one of its officers warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.20 per share. The time for exercise of such warrants expires in 2002. At July 31, 1999, the Company's obligation under this line of credit amounted to approximately $96,700. This obligation is included under notes payable other, and is secured by 40,000 shares of Datatec common stock owned by the Company.

The Company intends either to pay off its note obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations. In connection with the acquisition of certain outstanding notes of the Company by Medical Device Alliance, Inc. (MDA), all of which are past due, aggregating approximately $1,600,000 at April 30, 1998, the Company delivered 228,571 shares of its Datatec stock in May 1998, in transferable form, as collateral for such obligations. The Company has been advised that all such shares were subsequently sold resulting in proceeds to MDA of approximately $976,000 in reduction of such obligations which total approximately $673,900 at July 31, 1999. The Company recognized a gain of approximately $750,000 in connection with the sale of these shares.

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. The warrants expired on June 30, 1997. Such private placement was closed in two stages, the first of which involved the purchase of 52-1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. At July 31, 1997, approximately 53% of such Preferred Stock was acquired by MDA. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $.53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438,900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and (b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $.75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from 1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant. It is expected that as a result of the proposed merger with Image, referred to above, there will be a further adjustment in the exercise price and the number of shares issuable upon such exercise.

The Company entered into a common stock purchase agreement (the "Agreement") with Datatec governing certain equity investments which the Company has made, and in the future intends to make, in Datatec common stock. Pursuant to the Agreement, in January 1994 the Company converted outstanding indebtedness of Datatec owed to the Company into equity of Datatec which, upon consummation of the Datatec merger with Sellectek Incorporated, resulted in the Company owning approximately 28% of the outstanding shares of Datatec or 18.5% on a fully diluted basis. In addition, the Agreement gives Datatec the right to require the Company to purchase an additional number of shares of common stock of Datatec equal to 13.5% of the then outstanding shares (the "Additional Shares"), or 10% on a fully diluted basis, for an aggregate of approximately $8.4 million after giving effect to certain fees (the "Additional DCI Investment"). Datatec may require this purchase if, and then only to the extent that, the Company receives proceeds from the exercise of existing Company warrants. There can be no assurance that any or all of such warrants will be exercised. The Company has issued warrants to the public to purchase 6,448,517 shares of Common Stock at $
 .53 per share and warrants to purchase 3,438,900 shares of Common Stock at $ .75 per share. Such warrants will expire on March 31, 2000, as extended. The Company has the right to retain the first $500,000 of warrant exercise proceeds; however, such amount must be used by the Company to purchase shares of Common Stock of Datatec if the aggregate amount of warrant exercise proceeds applied to the purchase of Datatec common stock, after the earlier of the expiration of
exercise  of  all  warrants  or  24  months  after  the   effectiveness  of  the
registration statement covering the Common Stock underlying the warrants, is less than $8.4 million. In view of the fact that, at the present time and throughout 1998, the price of the Common Stock has been below the exercise price of the warrants, it is impossible to predict the timing of exercise of any of the outstanding warrants, or if such warrants will ever be exercised. The Company anticipates such an event will not arise for at least two years and that should such eventuality arise, the Company will attempt to meet such obligation
either   through  loans  (which   may  be  secured  by all or a  portion  of its
Datatec equity), equity financings or some combination thereof. If Datatec does not require the Additional DCI Investment, the Company may still purchase, on the same terms, the Additional Shares.

DEFERRED INCOME TAX ASSETS

Deferred income tax assets as of April 30, 1998 and April 30, 1999 have been reduced to zero due to uncertainties concerning their realization.

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

                                               DIRECT CONNECT INTERNATIONAL INC.
                                                        (Registrant)



Date:    October 13, 1999                              By /s/Peter L. Schneider
         ----------------                                 ---------------------
                                                             Peter L. Schneider
                                                             President and Chief
                                                             Operating Officer

Date:    October 13, 1999                              By /s/Barry A. Rosner
         ----------------                                 ------------------
                                                             Barry A. Rosner
                                                             Treasurer and Chief
                                                             Financial Officer