Form 10-Q
period 1999-10-31
DIRECT CONNECT INTERNATIONAL INC
filed 1999-12-15
CIK 840815

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999.
         ----------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM        TO       .
              ------    ------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999: 9,062,066
                                      ---------

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY
                ------------------------------------------------

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                       PAGE NO

     Item 1.   Financial Statements

                   Condensed Consolidated
                   Balance Sheets -
                   October 31, 1999 and
                   April 30, 1999                                       3

                   Condensed Consolidated Statements of
                   Operations - Three months Ended October 31,
                   1999 and October  31, 1998; Six months ended
                   October 31, 1999 and October 31, 1998                4

                   Condensed Consolidated Statements
                   of Cash Flows - Six Months
                   ended October 31, 1999 and October 31, 1998          5

                   Notes to Financial Statements                        6

     Item 2.   Management's Discussion
                   and Analysis of Results
                   of Operations and
                   Financial Condition                               7 - 11

PART II. OTHER INFORMATION


    Item 6.   Exhibits and Reports on Form 8-K                         12


    Signatures                                                         13

Part 1. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                Direct Connect International Inc. and Subsidiary
                           Consolidated Balance Sheets

                 ASSETS

                                                                      October 31, 1999      April 30, 1999
                                                                      ----------------      --------------

                                                                                     (Unaudited)
                                                                                     -----------

      Current assets
           Cash and cash equivalents                                         $34,474              $47,004
           Notes receivable, including accrued interest-Image                317,657              307,827
               Technology Inc.
           Note receivable, including accrued interest-Omnet Corp.           172,289              313,463
           Investments in Datatec, at cost                                    63,888              191,414
           Prepaid expenses and other current assets                          16,738                6,492
                                                                        -------------
                                                                                            --------------
                     Total current assets                                    605,046              866,200
                                                                        -------------       --------------
      Property and equipment , at cost
           Furniture and fixtures                                             17,425               17,425
           Less: accumulated depreciation                                      9,103                8,583
                                                                        -------------       --------------
                                                                               8,322                8,842
                                                                        -------------       --------------
      Notes receivable -officers                                             103,767               97,662
                                                                        -------------       --------------
                      Total assets                                          $717,135             $972,704
                                                                        =============       ==============

                LIABILITIES and STOCKHOLDERS' EQUITY

      Current liabilities
           Accounts payable                                                 $355,027             $339,207
           Accrued expenses and taxes payable                                269,269              285,005
           Notes payable-officers and stockholders                            30,000               30,000
           Notes payable, including accrued interest-other                 1,180,070            1,210,196
                                                                        -------------       --------------
                     Total current liabilities                             1,834,366            1,864,408
                                                                        -------------       --------------
                     Total liabilities                                     1,834,366            1,864,408
                                                                        -------------       --------------
      Stockholders' equity (deficit)
           Convertible preferred stock:
                  Authorized 5,000,000 shares, $.001
                  Par value; issued and outstanding-
                  5,000,000 shares                                             5,000                5,000
           Common stock:
                 Authorized 15,000,000 shares, $.001
                 Par value; issued and outstanding-
                 9,062,066 shares                                              9,062                9,062
           Capital in excess of par value                                  5,160,949            5,160,949
           Accumulated deficit                                            (6,292,242)          (6,066,715)
                                                                        -------------       --------------
                    Total stockholders' equity (deficit)                  (1,117,231)            (879,704)
                                                                        -------------       --------------
                    Total liabilities and stockholders'
                        equity                                              $717,135             $972,704
                                                                        =============       ==============



                Direct Connect International Inc. and Subsidiary
                      Consolidated Statements of Operations


                                            For the Three Months Ended                 For the Six Months Ended
                                            --------------------------                 ------------------------
                                         October 31, 1999    October 31,1998     October 31, 1999   October 31, 1998

                                                    (Unaudited)                              (Unaudited)


Sales                                              $0                 $0                    $0                   $0
                                         -------------      -------------        --------------      ---------------
Costs and expenses
   Depreciation                                   260                 ---                  520                  ---
   General and administrative expenses        220,669             218,163              458,520              464,221
                                         -------------      --------------       --------------      ---------------
                                              220,929             218,163              459,040              464,221
                                         -------------      --------------       --------------      ---------------
Operating loss                               (220,929)           (218,163)            (459,040)            (464,221)
Gain (loss) on sale of securities             148,325            (106,918)             252,795              706,362
Interest income                                10,593               5,568               22,164                7,430
Other income                                      ---              15,000                  ---               15,000
Interest expense                              (20,367)            (14,650)             (41,446)             (74,195)
                                         -------------      --------------       --------------      ---------------
Net income  (loss)                           ($82,378)          ($319,163)           ($225,527)             $190,376
                                         =============      ==============       ==============      ===============
Earnings (loss) per common share               ($0.01)             ($0.04)              ($0.02)                $0.01
                                         =============      ==============       ==============      ===============







                Direct Connect International Inc. and Subsidiary
                      Consolidated Statements of Cash Flows



                                                                                       For The Six Months ended
                                                                                       ------------------------

                                                                         October 31, 1999              October 31, 1998

                                                                         ----------------              ----------------
                                                                                           (Unaudited)

Cash flows from operating activities
     Net income (loss)                                                         ($225,527)                   $190,376
                                                                         ----------------              ----------------
     Adjustments to reconcile net income (loss)
         to net cash provided by (used in) operating activities:
           Depreciation                                                              520                        ---
           Gain on sale of Datatec stock                                        (252,795)                   (706,362)
     (Increase) decrease in assets
           Prepaid expenses and other current assets                             (10,246)                     43,463
      Increase (decrease) in liabilities
           Accounts payable                                                       15,820                     (26,208)
           Accrued expenses and taxes payable                                    (15,736)                    (34,823)
                                                                          =================            ================
      Total adjustments                                                          (262,437)                  (723,930)
                                                                          =================            =================
      Net cash used in operating activities                                      (487,964)                  (533,554)
                                                                          ------------------           -----------------

Cash flows from investing activities
     Notes receivable-officers, increases                                         (12,105)                    (7,109)
     Notes receivable-officers, decreases                                           6,000                        ---
     Increase in due from Omnet                                                    (8,826)                  (303,793)
     Decrease in due from Omnet                                                   150,000                        ---
     Proceeds from sale of Datatec stock                                          380,321                  1,776,969
     Increase in notes receivable-Image                                            (9,830)                       ---
     Acquisition of equipment                                                       ---                       (9,857)
                                                                           ------------------          ------------------
     Net cash provided by investing activities                                    505,560                  1,456,210
                                                                           ------------------          ------------------
Cash flows from financing activities
     Increase in notes payable-other                                               96,552                      5,300
     Decrease in notes payable-other                                             (126,678)                (1,270,663)
                                                                           ------------------          ------------------
     Net cash used in financing activities                                        (30,126)                (1,265,363)
                                                                           ------------------          ------------------
Net decrease in cash and cash equivalents                                         (12,530)                  (342,707)
Cash and cash equivalents, beginning of period                                     47,004                    437,869
                                                                           ------------------          ------------------
Cash and cash equivalents at end of period                                        $34,474                    $95,162
                                                                           ==================          ==================
Supplemental disclosures of cash flows information
     Cash paid during the six months for interest                                      $0                         $0

                                                                           ==================          ==================


                        DIRECT CONNECT INTERNATIONAL INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of October 31, 1999, (b) the results of operations for the three months and six months ended October 31, 1999 and October 31, 1998 and (c) changes in cash flows for the six months ended October 31, 1999 and October 31, 1998.

2. Refer to the audited financial statements for the fiscal year ended April 30, 1999 for details of accounting policies and accounts, none of which have changed significantly in composition since that date.

3. Financial results for the interim period ended October 31,1999 may not be indicative of the financial results for the fiscal year ending April 30, 2000.

4. The Company has available carry forward losses applicable to the reduction of future Federal income taxes aggregating approximately $5,340,000 at December 31, 1998 and which expire during various years through 2012.

5. As reported, the Company holds shares of common stock of Glasgal Communications, Inc., now Datatec Systems, Inc. (Datatec).

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General
-------

The Company had no revenues from operations for the three and six months ended October 31,1999, and unless the Company develops business opportunities or enters into management arrangements with other companies, as it has done in the past, the Company will have to sell assets to pay its obligations as they become due, although there can be no assurance that there will be sufficient assets to do so.

The Company estimates that it has sufficient funds to pay general and administrative expenses, after giving effect to reductions in such expenses, through April 30,2000, although there can be no assurance that it will be able to do so.

Net Sales
---------

Net sales for the three and six months ended October 31,1999 and October 31,1998 were $0.

The Company will have to develop business opportunities; however, there can be no assurance that it will be able to do so on a commercially viable basis.

At October 31,1999, the Company did not have a backlog of orders from its customers.

Gross Profit
------------

Gross Profit percentage for the three and six months ended October 31,1999 and October 31,1998 was 0%.


Other Income
------------

Other income (loss) amounted to approximately $159,000 and $275,000 for the three and six months ended October 31,1999 as compared to approximately ($100,000) and $713,000 for the three and six months ended October 31,1998. The increase for the three months ended October 31, 1999 and the decrease for the six month ended October 31, 1998 were due to the difference in the number of shares, selling price and cost basis in connection with the sale of Datatec shares held by the Company.



General and Administrative Expenses
-----------------------------------

General and administrative expenses for the three and six months ended October 31,1999 were $220,669 and $458,520 as compared to $218,163 and $464,221 for the three and six months ended October 31,1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


During the next twelve months, in addition to meeting its operating needs, the Company will have notes payable in the amount of approximately $1,180,070. The Company will not be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing or sell assets to do so. The Company owns approximately 18,000 shares of common stock of Datatec and may, from time to time, sell a portion of such shares. There can be no assurance that the Company will be able to obtain such financing or sell assets, in which event such obligations will have a material adverse effect upon the Company's operations.

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

In anticipation of the proposed merger, the Company loaned Image, for working capital purposes, the principal amount of $260,000 with interest at the rate of six and one-half percent (6-1/2%) per annum. The promissory notes, evidencing the obligation are due, in the event that the Agreement is terminated, on or before the 30th day after such termination.

The Agreement provides that at the time of filing of the Certificate of Merger in Delaware, the Company would have at least $1,000,000 of unrestricted free cash together with a sufficient sum of liquid tangible assets to pay all outstanding liabilities and all other fees of the Company in connection with the merger. In addition, Image was to use its best efforts to raise a minimum of $2,000,000 of additional capital during the period ending September 30, 1999, which has not occurred. If Image failed to raise such additional capital, then the holders of Image's common stock, at the date of execution of the Agreement, would be entitled to increase their aggregate holdings so as to be equivalent to 85% of the outstanding shares of Image common stock at the time of filing of the Certificate of Merger, thereby reducing the holdings of the Company's shareholders of Image common stock after the merger from 25% to 15%.

Image's principal business is conducted through Court Record Services, Inc., which is one of the leading providers of Records and Briefs for the Federal Courts of Appeal and the U.S. Supreme Court to law libraries and the legal profession. Image has significant assets in its vast collections of microfilmed and digitized Records and Briefs of the U.S. Federal Courts of Appeal and the U.S. Supreme Court. The collection also includes cases for appellate courts of the states of New York and Pennsylvania. These assets enable Image through its CourtRecordServices.com web site to offer Records and Briefs instantaneously through the Internet to the attorney, professor or law librarian who requires such information. The assets of the Company would assist Image to achieve its goal of becoming the proprietary supplier of judicial Records and Briefs over the Internet.

Because conditions precedent to the consummation of the proposed merger have not yet been satisfied, there can be no assurance that the merger with Image will occur.

For the six months ended October 31,1999 the Company used cash from operations in the amount of $335,189 as compared to using $533,554 from operations for the six months ended October, 1998. The Company used $30,126 from its financing activities for the six months ended October, 1999 as compared to using $1,265,363 from its financing activities for the six months ended October 31, 1998. These amounts also reflect a reduction of the Company's notes payable.

For the six months ended October 31,1999, the Company provided $352,785 from its investing activities as compared to providing $1,456,210 for the six months ended October 31 1998. Included in the amount for the six months ended October 31, 1999 were proceeds in the amount of $221,546 from the sale of 82,000 shares of Datatec stock. Cash flows for the six months ended October 31, 1998 included $1,776,969 from the sale of 448,271 shares of Datatec stock held by the Company.

The Company's payroll tax obligations to the Internal Revenue Service amounted to approximately $140,000 at October 31, 1999. The Company is attempting to collect outstanding indebtedness amounting to approximately $150,000 at October 31, 1999 in order to satisfy such payroll tax obligations.

During 1998 in consideration of providing an open line of credit of $225,000 to the Company, the Company issued to the wife of one of its officers warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.20 per share. The time for exercise of such warrants expires in 2002. At July 31, 1999, the Company's obligation under this line of credit amounted to approximately $96,700. This obligation is included under notes payable other, and is secured by 40,000 shares of Datatec common stock owned by the Company. In October 1999, such creditor acknowledged to the Company the value of such shares in her possession in satisfaction of the obligation.


The Company intends either to pay off its note obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations. In connection with the acquisition of certain outstanding notes of the Company by Medical Device Alliance, Inc. (MDA), all of which are past due, aggregating approximately

$1,600,000 at April 30, 1998, the Company delivered 228,571 shares of its Datatec stock in May 1998, in transferable form, as collateral for such obligations. The Company has been advised that all such shares were subsequently sold resulting in proceeds to MDA of approximately $976,000 in reduction of such obligations which total approximately $685,500 at October 31, 1999. The Company recognized a gain of approximately $750,000 in connection with the sale of these shares.

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. The warrants expired on June 30, 1997. Such private placement was closed in two stages, the first of which involved the purchase of 52-1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. At July 31, 1997, approximately 53% of such Preferred Stock was acquired by MDA. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $.53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438,900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and (b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $.75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from 1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant. It is expected that if the proposed merger with Image, referred to above, is consummated (and there can be no assurance that it will be) a further adjustment in the exercise price and the number of shares issuable upon such exercise.

The Company entered into a common stock purchase agreement (the "Agreement") with Datatec governing certain equity investments which the Company has made, and in the future intends to make, in Datatec common stock. Pursuant to the Agreement, in January 1994 the Company converted outstanding indebtedness of Datatec owed to the Company into equity of Datatec which, upon consummation of the Datatec merger with Sellectek Incorporated, resulted in the Company owning approximately 28% of the outstanding shares of Datatec or 18.5% on a fully diluted basis. In addition, the Agreement gives Datatec the right to require the Company to purchase an additional number of shares of common stock of Datatec equal to 13.5% of the then outstanding shares (the "Additional Shares"), or 10% on a fully diluted basis, for an aggregate of approximately $8.4 million after giving effect to certain fees (the "Additional DCI Investment"). Datatec may require this purchase if, and then only to the extent that, the Company receives proceeds from the exercise of existing Company warrants. There can be no assurance that any or all of such warrants will be exercised. The Company has issued warrants to the public to purchase 6,448,517 shares of Common Stock at $.53 per share and warrants to purchase 3,438,900 shares of Common Stock at $.75 per share. Such warrants will expire on March 31, 2000, as extended. The Company has the right to retain the first $500,000 of warrant exercise proceeds; however, such amount must be used by the Company to purchase shares of Common Stock of Datatec if the aggregate amount of warrant exercise proceeds applied to the purchase of Datatec common stock, after the earlier of the expiration of exercise of all warrants or 24 months after the effectiveness of the registration statement covering the Common Stock underlying the warrants, is less than $8.4 million. In view of the fact that, at the present time and throughout 1999, the price of the Common Stock has been below the exercise price of the warrants, it is impossible to predict the timing of exercise of any of the outstanding warrants, or if such warrants will ever be exercised. The Company anticipates such an event will not arise for at least two years and that, should such eventuality arise, the Company will attempt to meet such obligation either through loans (which may be secured by all or a portion of its Datatec equity), equity financings or some combination thereof. If Datatec does not require the Additional DCI Investment, the Company may still purchase, on the same terms, the Additional Shares.


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



Date:    December 15, 1999                           By /s/Peter L. Schneider
         -----------------                              ---------------------
                                                           Peter L. Schneider
                                                           President and Chief
                                                           Operating Officer

Date:    December 15 , 1999                          By /s/Barry A. Rosner
         ------------------                             ------------------
                                                           Barry A. Rosner
                                                           Treasurer and Chief
                                                           Financial Officer