Form 10-Q
period 2000-01-31
DIRECT CONNECT INTERNATIONAL INC
filed 2000-03-28
CIK 840815

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31,2000.

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM___________       TO___________

                             COMMISSION FILE NUMBER

                                     0-18288

                        DIRECT CONNECT INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                          22-2705223
         --------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

637 Wyckoff Avenue #194
Wyckoff, New Jersey                                               07481
-----------------------                                        ----------
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

                                  YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2000: 9,062,066
                                     -----------

                DIRECT CONNECT INTERNATIONAL INC. AND SUBSIDIARY

                                      INDEX

PART I.  FINANCIAL INFORMATION                                      PAGE NO

                  Item 1.           Financial Statements

                                    Condensed Consolidated
                                    Balance Sheets -
                                    January 31, 2000 and
                                    April 30, 1999                       3

                                    Condensed Consolidated
                                    Statements of
                                    Operations - Three
                                    Months Ended January 31,
                                    2000 and January 31, 1999
                                    and Nine months ended
                                    January 31, 2000 and
                                    January 31 ,1999                      4

                                    Condensed Consolidated
                                    Statements of Cash
                                    Flows - Nine Months
                                    Ended January 31, 2000
                                    and January 31, 1999                  5

                                    Notes to Financial Statements         6

                  Item 2.           Management's Discussion
                                    and Analysis of Results
                                    of Operations and
                                    Financial Condition                   7 - 10

PART II. OTHER INFORMATION


                  Item 6.           Exhibits and Reports
                                    on Form 8-K                           11

                  Signatures                                              12

ITEM 1. FINANCIAL STATEMENTS

                Direct Connect International Inc. and Subsidiary
                           Consolidated Balance Sheets

                    ASSETS

                                                                    January 31, 2000         April 30, 1999

                 (Unaudited)

     Current assets
        Cash and cash equivalents                                        $ 65,311             $ 47,004
        Notes receivable, including accrued interest-Image                322,572              307,827
              Technology Inc.
       Note receivable, including accrued interest-Omnet Corp.            145,102              313,463
       Investments in Datatec, at cost                                      1,610              191,414
       Prepaid expenses and other current assets                            8,238                6,492
                                                                          -------              -------
                    Total current assets                                  542,833              866,200
                                                                          -------              -------
       Property and equipment , at cost
          Furniture and fixtures                                           17,425               17,425
          Less: accumulated depreciation                                    9,363                8,583
                                                                          -------              -------
                                                                            8,062                8,842
                                                                          -------              -------
      Notes receivable -officers                                           94,419               97,662
                                                                          -------              -------
                      Total assets                                       $645,314             $972,704
                                                                         ========             ========


                  LIABILITIES and STOCKHOLDERS' EQUITY

     Current liabilities
           Accounts payable                                             $ 367,337             $339,207
           Accrued expenses and taxes payable                             220,088              285,005
           Notes payable-officers and stockholders                         30,000               30,000
           Notes payable, including accrued interest-other              1,176,454            1,210,196
                                                                        ---------            ---------
                    Total current liabilities                           1,793,879            1,864,408
                                                                        ---------            ---------
                    Total Liabilities                                   1,793,879            1,864,408
                                                                        ---------            ---------
      Stockholders' equity (deficit)
           Convertible preferred stock:
                 Authorized 5,000,000 shares, $.001
                 Par value; issued and outstanding-
                 5,000,000 shares                                           5,000                5,000
           Common stock:
                 Authorized 15,000,000 shares, $.001
                 Par value; issued and outstanding-
                 9,062,066 shares                                           9,062                9,062
           Capital in excess of par value                               5,160,949            5,160,949
           Accumulated deficit                                         (6,323,576)          (6,066,715)
                                                                       ----------           ----------
                    Total stockholders' equity (deficit)                1,148,565)            (879,704)
                                                                       ----------           ----------
                    Total liabilities and stockholders' equity           $645,314             $972,704
                                                                       ===========          ===========




                Direct Connect International Inc. and Subsidiary
                      Consolidated Statements of Operations



                                                For the Three Months Ended              For the Nine Months Ended
                                                --------------------------              -------------------------
                                            January 31, 2000   January 31, 1999      January 31,2000  January 31, 1999
                                            ----------------   ----------------      ---------------  ----------------
                                                      (Unaudited)                                (Unaudited)
Sales                                                 $0                  $0                   $0                   $0
                                               ---------           ---------            ---------            ---------
Costs and expenses
       Depreciation                                  260                 ---                  780
       General and administrative expenses       147,071             253,509              605,591              717,730
                                                 -------             -------              -------              -------
                                                 147,331             253,509              606,371              717,730
                                                 -------             -------              -------              -------

Operating loss                                  (147,331)           (253,509)            (606,371)            (717,730)
Gain (loss) on sale of securities                125,172             (10,754)             377,967              695,608
Interest income                                    9,503               6,810               31,667               14,240
Other income                                         ---              45,000                  ---               60,000
Interest expense                                (18,678)            (17,296)             (60,124)             (91,491)
                                                -------             -------              -------              -------
Net income  (loss)                             ($31,334)          ($229,749)            $(256,861)            ($39,373)
                                               ========           =========             =========             ========
Earnings (loss) per common share                 ($0.00)             ($0.03)              ($0.03)              ($0.00)
                                               ========           =========             ==========            ========




                Direct Connect International Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                                                                  For The Nine Months ended
                                                                      January 31, 2000               January 31, 1999
                                                                      ----------------               ----------------
                                                                                          (Unaudited)
Cash flows from operating activities

             Net income (loss)                                               $(256,861)                  $ (39,373)
                                                                             ----------                  ----------
             Adjustments to reconcile net income (loss)
                 to net cash provided by (used in) operating
                 Depreciation                                                       780                         ---
                 Gain on sale of Datatec stock                                (377,967)                   (695,608)
             (Increase) decrease in assets
                   Prepaid expenses and other current assets                    (1,746)                      50,165
              Increase (decrease) in liabilities
                   Accounts payable                                              28,130                    (37,958)
                   Accrued expenses and taxes payable                          (64,917)                     (9,098)
                                                                             ----------                  ----------
              Total adjustments                                               (415,720)                   (692,499)
                                                                             ==========                  ==========
              Net cash (used in) operating activities                         (672,581)                   (731,872)
                                                                             ----------                  ----------

Cash flows from investing activities
             Notes receivable-officers, increases                               (5,757)                     (9,390)
             Notes receivable-officers, decreases                                 9,000                         ---
             Increase in due from Omnet                                        (11,639)                   (358,708)
             Decrease in due from Omnet                                         180,000                         ---
             Proceeds from sale of Datatec stock                                567,771                   1,978,900
             Increase in notes receivable-Image                                (14,745)                         ---
             Acquisition of equipment                                               ---                     (9,857)
                                                                             ----------                  ----------
             Net cash provided by investing activities                          724,630                   1,600,945
                                                                             ----------                  ----------

Cash flows from financing activities
             Decrease in notes payable-officer and stockholders                     ---                         ---
             Increase in notes payable-officer                                      ---                      30,000
             Increase in notes payable-other                                    115,229                      91,440
             Decrease in notes payable-other                                  (148,971)                  (1,377,041)
                                                                             ----------                  ----------
             Net cash provided by (used in) financing activities               (33,742)                 (1,255,601)
                                                                             ----------                  ----------
Net increase (decrease) in cash and cash equivalents                             18,307                   (386,528)
Cash and cash equivalents, at beginning of period                                47,004                     437,869
                                                                             ----------                  ----------
Cash and cash equivalents at end of period                                   $   65,311                  $   51,341
                                                                             ==========                  ==========
Supplemental disclosures of cash flows information
              Cash paid during the nine months for interest                  $    7,720                  $  237,344
                                                                             ==========                  ==========






                        DIRECT CONNECT INTERNATIONAL INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of January 31,2000, (b) the results of operations for the three months and nine months ended January 31, 2000 and January 31, 1999 and (c) changes in cash flows for the nine months ended January 31, 2000 and January 31, 1999.

2. Refer to the audited financial statements for the fiscal year ended April 30, 1999 for details of accounting policies and accounts, none of which have changed significantly in composition since that date.

3. Financial results for the interim period ended January 31, 2000 may not be indicative of the financial results for the fiscal year ending April 30,2000.

4. The Company has available carry forward losses applicable to the reduction of future Federal income taxes aggregating approximately $5,340,200 at December 31, 1999 and which expire during various years through 2012.

5. As reported, the Company holds shares of common stock of Glasgal Communications, Inc., now Datatec Systems, Inc. (Datatec).

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General
-------

The Company had no revenues from operations for the three and six months ended January 31, 2000, and unless the Company develops business opportunities or enters into management arrangements with other companies, as it has done in the past, the Company's operations will be adversely affected.

Net Sales
---------

Net sales for the three and nine months periods ended January 31, 2000 and January 31, 1999 were $0.

The Company will have to develop business opportunities; however, there can be no assurance that it will be able to do so on a commercially viable basis.

At January 31, 2000, the Company did not have a backlog of orders from its customers.

Gross Profit
------------

Gross Profit percentage for the three and nine months ended January 31, 2000 was 0%.

Other Income
------------

Other income amounted to approximately $134,000 and $409,000 for the three and nine months ended January 31, 2000 as compared to approximately $41,000 and $769,000 for the three and nine months ended January 31, 1999. The increase for the three months ended January 31, 2000 and the decrease for the nine months ended January 31, 2000 were due to the difference in the number of shares, selling price and cost basis in connection with the sale of Datatec shares held by the Company.



General and Administrative Expenses
-----------------------------------

General and administrative expenses for the three and nine months ended January 31, 2000 were $147,071 and $605,591 as compared to $253,509 and $717,730 for the three and nine months ended January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the next twelve months, in addition to meeting its operating needs, the Company will have notes payable in the amount of approximately $1,176,400. The Company will not be able to pay these obligations out of operating revenues, and, accordingly, it will have to seek additional financing to do so. There can be no assurance that the Company will be able to obtain such financing, in which event such obligations will have a material adverse effect upon the Company's operations.

To continue its business, the Company will have to seek additional financing and there can be no assurance that it will be able to obtain such financing. No assurance can be given as to the number of outstanding warrants, which represent a potential source of funds, that will be exercised. The Company is exploring alternatives in connection with financing its operations and developing new business opportunities.

In that connection the Company signed a merger agreement, dated as of November 30, 1998 (the Agreement) with Image Technology Corp. (Image) whereby the Company would merge into a subsidiary of Image, and the Company would become the surviving corporation. Shareholders of the Company would receive, subject to adjustment, an aggregate of approximately 25% of Image's issued and outstanding common stock.

The Agreement is subject to receipt by the Company's Board of Directors of a fairness opinion by an independent financial consultant or investment banking firm and shareholder approval. The Agreement is also subject to approval of Image's shareholders.

In anticipation of the proposed merger, the Company loaned Image, for working capital purposes, the principal amount of $260,000 with interest at the rate of six and one-half percent (6-1/2%) per annum. The promissory notes evidencing the obligation are due, in the event that the Agreement is terminated by Image, on or before the 30th day after such termination.

The Company has assigned such obligations to Mark Solutions, Inc. (Mark) in connection with its agreement with Mark under which Mark advanced $250,000 to Image to fulfill the Company's lending obligation to Image referred to above. Mark has agreed to make every effort to collect the amounts due from Image before seeking payment of such advance from the Company.

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

Because conditions precedent to the consumption of the proposed merger have not been satisfied, there can be no assurance that that the merger with Image will occur.

For the nine months ended January 31, 2000 the Company used cash from operations in the amount of $672,581 as compared to using $731,872 from operations for the nine months ended January 31, 1999. The Company used $33,742 from its financing activities for the nine months ended January 31, 2000 as compared to using $1,255,601 from its financing activities for the nine months ended January 31, 1999. These amounts also reflect a reduction of the Company's notes payable.

For the nine months ended January 31, 2000, the Company provided $724,630 from its investing activities as compared to providing $1,600,945 for the nine months ended January 31, 1999. Included in the amount for the nine months ended January 31, 2000 were proceeds in the amount of $567,771 from the sale of 127,547 shares of Datatec stock. Cash flows for the nine months ended January 31, 1999 included $1,978,900 from the sale of 503,271 shares of Datatec stock held by the Company.


The Company intends either to pay off its note obligations or to convert the notes (including accrued interest thereon) into Common Stock at a rate of five shares of Common Stock in connection with a proposed meeting of stockholders. There can be no assurance that the Company will be able to effectuate such payment or conversion. Litigation by noteholders to enforce the notes would materially adversely affect the Company's operations. In connection with the acquisition of certain outstanding notes of the Company by Medical Device Alliance, Inc. (MDA), all of which are past due, aggregating approximately $1,600,000 at April 30, 1998, the Company delivered 228,571 shares of its Datatec stock in May 1998, in transferable form, as collateral for such obligations. The Company has been advised that all such shares were subsequently sold resulting in proceeds to MDA of approximately $976,000 in reduction of such obligations which total approximately $697,000 at January 31, 2000. The Company recognized a gain of approximately $750,000 in connection with the sale of these shares.

In 1992, the Company, in order to regain listing on the NASDAQ Small Cap System, to provide for operating requirements and in contemplation of a possible change in the nature of the Company's business, completed a private placement of securities in October 1992, in which investors subscribed for 100 Units, each Unit consisting of 50,000 shares of Convertible Preferred Stock and 25,000 1992 Warrants to purchase shares of Common Stock, for a total of $3,000,000. The warrants expired on June 30, 1997. Such private placement was closed in two stages, the first of which involved the purchase of 52-1/2 Units and closed in July 1992, with the balance of the Units offered (47-1/2 Units) being purchased in October 1992. At July 31, 1997 approximately 53% of such Preferred Stock was acquired by MDA. As a result of the consummation of such private placement, (a) the Redeemable Class A Warrant exercise price has been adjusted from $1.00 per share to $.53 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class A Warrants has been increased from 3,438,900 shares to 6,488,517 shares of Common Stock so that each holder of a Redeemable Class A Warrant will be able to purchase 1.8868 shares of Common Stock for $1.00 upon exercise of each Warrant and

(b) the Redeemable Class B Warrant exercise price has been adjusted from $1.50 per share to $ .75 per share and the number of shares of Common Stock issuable upon exercise of Redeemable Class B Warrants has been increased from 1,719,450 shares to 3,438,900 shares of Common Stock so that each holder of a Redeemable Class B Warrant will be able to purchase one share of Common Stock per warrant upon exercise of such Warrant. It is expected that if the proposed merger with Image, referred to above, is consummated (and there can be no assurance that it will be) there will be a further adjustment in the exercise price and the number of shares issuable upon such exercise.

The Company entered into a common stock purchase agreement (the "Agreement") with Datatec governing certain equity investments, which the Company has made, in Datatec common stock. Pursuant to the Agreement, in January 1994 the Company converted outstanding indebtedness of Datatec owed to the Company into equity of Datatec which, upon consummation of the Datatec merger with Sellectek Incorporated, resulted in the Company owning approximately 28% of the outstanding shares of Datatec. In addition, the Agreement gives Datatec the right to require the Company to purchase an additional number of shares of common stock of Datatec equal to 13.5% of the then outstanding shares (the "Additional Shares"), for an aggregate of approximately $8.4 million after giving effect to certain fees (the"Additional DCI Investment").

Datatec may require this purchase if, and then only to the extent that, the Company receives proceeds from the exercise of existing Company warrants. There can be no assurance that any or all of such warrants will be exercised. The Company has issued warrants to the public to purchase 6,448,517 shares of Common Stock at $ .53 per share and warrants to purchase 3,438,900 shares of Common Stock at $ .75 per share. Such warrants will expire on September 30, 2000, as extended. The Company has the right to retain the first $500,000 of warrant exercise proceeds; however, such amount must be used by the Company to purchase shares of Common Stock of Datatec if the aggregate amount of warrant exercise proceeds applied to the purchase of Datatec common stock, after the earlier of the expiration of exercise of all warrants or 24 months after the effectiveness of the registration statement covering the Common Stock underlying the warrants, is less than $8.4 million. In view of the fact that, at the present time and throughout 1999, the price of the Common Stock has been below the exercise price of the warrants, it is impossible to predict the timing of exercise of any of the outstanding warrants, or if such warrants will ever be exercised. Should such eventuality arise, the Company will attempt to meet such obligation either through loans, equity financings or some combination thereof. If Datatec does not require the Additional DCI Investment, the Company may still purchase, on the same terms, the Additional Shares.

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

                                               DIRECT CONNECT INTERNATIONAL INC.
                                                           (Registrant)



Date:    March 20, 2000                             By /s/Peter L. Schneider
         --------------                                ---------------------
                                                          Peter L. Schneider
                                                          President and Chief
                                                          Operating Officer

Date:    March 20, 2000                             By /s/Barry A. Rosner
         --------------                                ---------------------
                                                           Barry A. Rosner
                                                           Treasurer and Chief
                                                           Financial Officer