Form 10-Q/A
period 2000-01-31
DIRECT CONNECT INTERNATIONAL INC
filed 2000-04-03
CIK 840815

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

ITEM 1. FINANCIAL STATEMENTS

                Direct Connect International Inc. and Subsidiary
                           Consolidated Balance Sheets

                    ASSETS

                                                                    January 31, 2000         April 30, 1999


                                                                                (Unaudited)


     Current assets
        Cash and cash equivalents                                        $ 65,311             $ 47,004
        Notes receivable, including accrued interest-Image                322,572              307,827
              Technology Inc.
       Note receivable, including accrued interest-Omnet Corp.            145,102              313,463
       Investments in Datatec, at cost                                      1,610              191,414
       Prepaid expenses and other current assets                            8,238                6,492
                                                                          -------              -------
                    Total current assets                                  542,833              866,200
                                                                          -------              -------
       Property and equipment , at cost
          Furniture and fixtures                                           17,425               17,425
          Less: accumulated depreciation                                    9,363                8,583
                                                                          -------              -------
                                                                            8,062                8,842
                                                                          -------              -------
      Notes receivable -officers                                           94,419               97,662
                                                                          -------              -------
                      Total assets                                       $645,314             $972,704
                                                                         ========             ========


                  LIABILITIES and STOCKHOLDERS' EQUITY


     Current liabilities
           Accounts payable                                             $ 367,337             $339,207
           Accrued expenses and taxes payable                             220,088              285,005
           Notes payable-officers and stockholders                         30,000               30,000
           Notes payable, including accrued interest-other              1,176,454            1,210,196
                                                                        ---------            ---------
                    Total current liabilities                           1,793,879            1,864,408
                                                                        ---------            ---------
                    Total Liabilities                                   1,793,879            1,864,408
                                                                        ---------            ---------
      Stockholders' equity (deficit)
           Convertible preferred stock:
                 Authorized 5,000,000 shares, $.001
                 Par value; issued and outstanding-
                 5,000,000 shares                                           5,000                5,000
           Common stock:
                 Authorized 15,000,000 shares, $.001
                 Par value; issued and outstanding-
                 9,062,066 shares                                           9,062                9,062
           Capital in excess of par value                               5,160,949            5,160,949
           Accumulated deficit                                         (6,323,576)          (6,066,715)
                                                                       ----------           ----------
                    Total stockholders' equity (deficit)               (1,148,565)            (879,704)
                                                                       ----------           ----------
                    Total liabilities and stockholders' equity           $645,314             $972,704
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

Because conditions precedent to the consummation of the proposed merger have not been satisfied, there can be no assurance that that the merger with Image will occur.


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